Form 10-Q
period 2023-03-31
O REILLY AUTOMOTIVE INC
filed 2023-05-09
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 60,878,940 shares outstanding as of May 1, 2023.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$59,872	$108,583
Accounts receivable, net	346,037	343,155
Amounts receivable from suppliers	128,758	127,019
Inventory	4,543,980	4,359,126
Other current assets	109,347	110,376
Total current assets	5,187,994	5,048,259

Property and equipment, at cost	7,649,066	7,438,065
Less: accumulated depreciation and amortization	3,090,010	3,014,024
Net property and equipment	4,559,056	4,424,041

Operating lease, right-of-use assets	2,166,646	2,112,267
Goodwill	892,094	884,445
Other assets, net	167,026	158,967
Total assets	$12,972,816	$12,627,979

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,055,992	$5,881,157
Self-insurance reserves	136,723	138,926
Accrued payroll	111,324	126,888
Accrued benefits and withholdings	132,022	166,433
Income taxes payable	117,790	—
Current portion of operating lease liabilities	375,451	366,721
Other current liabilities	427,006	383,692
Total current liabilities	7,356,308	7,063,817

Long-term debt	4,927,678	4,371,653
Operating lease liabilities, less current portion	1,854,533	1,806,656
Deferred income taxes	249,903	245,347
Other liabilities	209,411	201,258

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
61,038,936 as of March 31, 2023, and
62,353,221 as of December 31, 2022	610	624
Additional paid-in capital	1,305,276	1,311,488
Retained deficit	(2,952,797)	(2,375,860)
Accumulated other comprehensive income	21,894	2,996
Total shareholders’ deficit	(1,625,017)	(1,060,752)

Total liabilities and shareholders’ deficit	$12,972,816	$12,627,979

Note:  The balance sheet at December 31, 2022, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2023	2022
Sales	$3,707,864	$3,296,011
Cost of goods sold, including warehouse and distribution expenses	1,817,535	1,587,939
Gross profit	1,890,329	1,708,072

Selling, general and administrative expenses	1,173,684	1,038,542
Operating income	716,645	669,530

Other income (expense):
Interest expense	(44,572)	(34,841)
Interest income	868	510
Other, net	4,479	(1,938)
Total other expense	(39,225)	(36,269)

Income before income taxes	677,420	633,261
Provision for income taxes	160,535	151,381
Net income	$516,885	$481,880

Earnings per share-basic:
Earnings per share	$8.36	$7.24
Weighted-average common shares outstanding – basic	61,840	66,572

Earnings per share-assuming dilution:
Earnings per share	$8.28	$7.17
Weighted-average common shares outstanding – assuming dilution	62,398	67,190

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2023	2022
Net income	$516,885	$481,880
Other comprehensive income:
Foreign currency translation adjustments	18,898	5,063
Total other comprehensive income	18,898	5,063

Comprehensive income	$535,783	$486,943

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended March 31, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at December 31, 2022	62,353	$624	$1,311,488	$(2,375,860)	$2,996	$(1,060,752)
Net income	—	—	—	516,885	—	516,885
Total other comprehensive income	—	—	—	—	18,898	18,898
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	8	—	5,293	—	—	5,293
Net issuance of common stock upon exercise of stock options	35	—	10,255	—	—	10,255
Share-based compensation	—	—	6,980	—	—	6,980
Share repurchases, including fees	(1,357)	(14)	(28,740)	(1,082,707)	—	(1,111,461)
Excise tax on share repurchases	—	—	—	(11,115)	—	(11,115)
Balance at March 31, 2023	61,039	$610	$1,305,276	$(2,952,797)	$21,894	$(1,625,017)

	For the Three Months Ended March 31, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at December 31, 2021	67,029	$670	$1,305,508	$(1,365,802)	$(6,799)	$(66,423)
Net income	—	—	—	481,880	—	481,880
Total other comprehensive income	—	—	—	—	5,063	5,063
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	8	—	4,882	—	—	4,882
Net issuance of common stock upon exercise of stock options	50	1	15,438	—	—	15,439
Share-based compensation	—	—	6,094	—	—	6,094
Share repurchases, including fees	(1,167)	(12)	(22,851)	(752,345)	—	(775,208)
Balance at March 31, 2022	65,920	$659	$1,309,071	$(1,636,267)	$(1,736)	$(328,273)

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net income	$516,885	$481,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	93,747	82,923
Amortization of debt discount and issuance costs	1,215	1,102
Deferred income taxes	3,393	5,031
Share-based compensation programs	7,435	6,533
Other	29	1,007
Changes in operating assets and liabilities:
Accounts receivable	(2,610)	(33,678)
Inventory	(179,481)	(158,387)
Accounts payable	172,701	247,280
Income taxes payable	145,441	138,228
Other	(44,991)	(82,033)
Net cash provided by operating activities	713,764	689,886

Investing activities:
Purchases of property and equipment	(223,268)	(103,990)
Proceeds from sale of property and equipment	2,704	3,157
Investment in tax credit equity investments	—	(4,080)
Other	(956)	(68)
Net cash used in investing activities	(221,520)	(104,981)

Financing activities:
Proceeds from borrowings on revolving credit facility	1,216,000	—
Payments on revolving credit facility	(661,000)	—
Repurchases of common stock	(1,111,461)	(775,208)
Net proceeds from issuance of common stock	15,146	19,939
Other	(354)	(350)
Net cash used in financing activities	(541,669)	(755,619)

Effect of exchange rate changes on cash	714	147
Net decrease in cash and cash equivalents	(48,711)	(170,567)
Cash and cash equivalents at beginning of the period	108,583	362,113
Cash and cash equivalents at end of the period	$59,872	$191,546

Supplemental disclosures of cash flow information:
Income taxes paid	$9,696	$8,584
Interest paid, net of capitalized interest	26,531	31,514

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

Principles of consolidation:

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company invests in certain tax credit funds that promote renewable energy.  These investments generate a return primarily through the realization of federal tax credits and other tax benefits.  The Company accounts for the tax attributes of its renewable energy investments using the deferral method.  Under this method, realized investment tax credits and other tax benefits are recognized as a reduction of the renewable energy tax credits.

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction, and other operating decisions and activities.  As of March 31, 2023, the Company had invested in six unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.

The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $36.9 million as of March 31, 2023, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.  As of March 31, 2023, the Company had commitments to make certain additional capital contributions to one of its tax credit funds totaling approximately $3.1 million upon achievement of project milestones by the solar energy farms, which was paid subsequent to the end of the first quarter.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022.  The Company recorded an increase in fair value related to its marketable securities in the amount of $2.5 million and a decrease in fair value related to its marketable securities in the amount of $2.8 million for the three months ended March 31, 2023 and 2022, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of March 31, 2023, and December 31, 2022 (in thousands):

March 31, 2023
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$53,321	$—	$—	$53,321

December 31, 2022
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$49,371	$—	$—	$49,371

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of March 31, 2023, and December 31, 2022, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of March 31, 2023, and December 31, 2022, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$4,372,678	$4,194,546	$4,371,653	$4,119,777

The carrying amount of the Company’s unsecured revolving credit facility approximates fair value (Level 2), as borrowings under the facility bear variable interest at current market rates.  See Note 6 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers, and accounts payable.  Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 4 – LEASES

The Company leases certain office space, retail stores, distribution centers, and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three months ended March 31, 2023 and 2022, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$96,518	$89,709
Short-term operating lease cost	3,704	2,777
Variable operating lease cost	24,471	23,457
Sublease income	(1,214)	(1,145)
Total lease cost	$123,479	$114,798

The following table summarizes other lease-related information for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$95,494	$89,829
Right-of-use assets obtained in exchange for new operating lease liabilities	126,986	63,934

NOTE 5 – SUPPLIER FINANCE PROGRAMS

The Company has established and maintains supplier finance programs with certain third-party financial institutions, which allow participating merchandise suppliers to voluntarily elect to assign the Company’s payment obligations due to these merchandise suppliers to one of the designated third-party institutions.  Under these supplier finance programs, the Company has agreed to pay the third-party financial institutions the stated amount of confirmed merchandise supplier invoices on the original maturity dates of the invoices, which are generally for a term of one year.  The Company does not have any assets pledged as security or other forms of guarantees for the committed payment to the third-party financial institutions.  As of March 31, 2023, and December 31, 2022, the Company had obligations outstanding under these programs for invoices that were confirmed as valid to the third-party financial institutions in the amounts of $4.3 billion and $4.2 billion, respectively, which were included as a component of “Accounts payable” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 6 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Revolving Credit Facility, weighted-average variable interest rate of 6.900%	$555,000	$—
3.850% Senior Notes due 2023, effective interest rate of 3.851%	300,000	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	850,000
Total principal amount of debt	4,955,000	4,400,000
Less: Unamortized discount and debt issuance costs	27,322	28,347
Total long-term debt	$4,927,678	$4,371,653

Unsecured revolving credit facility:

The Company is party to a credit agreement dated June 15, 2021, as amended as of March 6, 2023 (the “Credit Agreement”).  The Credit Agreement provides for a five-year $1.8 billion unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by

JPMorgan Chase Bank, N.A., which is scheduled to mature in June of 2026.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $900 million, provided that the aggregate amount of the commitments does not exceed $2.7 billion at any time.

On March 6, 2023, the Company entered into the First Amendment (the “Amendment”) to the credit agreement to convert the LIBOR based pricing to Secured Overnight Financing Rate (“SOFR”) based pricing.  The Amendment replaces an Adjusted LIBO Rate with an Adjusted Term SOFR Rate, comprised of the Term SOFR Rate plus 0.100%.  The Amendment made no other material changes to the terms of the credit agreement.

As of March 31, 2023, and December 31, 2022, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability, and other insurance policies, under the Credit Agreement in the amounts of $5.0 million and $5.1 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of these outstanding letters of credit have a one-year term from the date of issuance.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted Term SOFR Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of March 31, 2023, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Term Benchmark Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights, and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from lenders.  As of March 31, 2023, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of March 31, 2023, and December 31, 2022, respectively, the Company had additional outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability, and other insurance policies, in the amount of $111.7 million and $96.6 million.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Senior notes:

As of March 31, 2023, the Company has issued and outstanding a cumulative $4.4 billion aggregate principal amount of unsecured senior notes, which are due between 2023 and 2032, with UMB Bank, N.A. and U.S. Bank Trust Company, National Association as trustees.  Interest on the senior notes, ranging from 1.750% to 4.700%, is payable semi-annually and is computed on the basis of a 360-day year.  The $300 million aggregate principal amount of unsecured 3.850% Senior Notes due 2023 was included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2023, and December 31, 2022, as the Company has the ability and intent to refinance these notes on a long-term basis.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March 31, 2023.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March 31, 2023 (in thousands):

Warranty liabilities, balance at December 31, 2022	$98,564
Warranty claims	(38,626)
Warranty accruals	39,219
Foreign currency translation	41
Warranty liabilities, balance at March 31, 2023	$99,198

NOTE 8 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend, or terminate the share repurchase program at any time, without prior notice.  As announced on November 15, 2022, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.5 billion, resulting in a cumulative authorization amount of $21.8 billion.  The additional authorization is effective for three years, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2023	2022
Shares repurchased	1,357	1,167
Average price per share	$819.06	$664.15
Total investment	$1,111,447	$775,196

As of March 31, 2023, the Company had $611.9 million remaining under its share repurchase authorization.  Excise tax on shares repurchased, assessed at one percent of the fair market value of net shares repurchased, was $11.1 million for the three months ended March 31, 2023.

Subsequent to the end of the first quarter and through May 9, 2023, the Company repurchased 0.2 million additional shares of its common stock under its share repurchase program, at an average price of $867.43, for a total investment of $152.2 million.  The Company has repurchased a total of 92.0 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 9, 2023, at an average price of $231.29, for a total aggregate investment of $21.3 billion.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at December 31, 2022	$2,996	$2,996
Change in accumulated other comprehensive income	18,898	18,898
Accumulated other comprehensive income, balance at March 31, 2023	$21,894	$21,894

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2021	$(6,799)	$(6,799)
Change in accumulated other comprehensive income	5,063	5,063
Accumulated other comprehensive loss, balance at March 31, 2022	$(1,736)	$(1,736)
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 10 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Sales to do-it-yourself customers	$1,918,467	$1,815,814
Sales to professional service provider customers	1,711,964	1,399,364
Other sales and sales adjustments	77,433	80,833
Total sales	$3,707,864	$3,296,011

See Note 7 for information concerning the expected costs associated with the Company’s assurance warranty obligations.

NOTE 11 – SHARE-BASED COMPENSATION AND BENEFIT PLANS

The Company recognizes share-based compensation expense based on the fair value of the grants, awards, or shares at the time of the grant, award, or issuance.  Share-based compensation includes stock option awards, restricted stock awards, and stock appreciation rights issued under the Company’s incentive plans and stock issued through the Company’s employee stock purchase plan.

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

The table below identifies stock option activity under these plans during the three months ended March 31, 2023 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2022	1,069	$356.76
Granted	62	829.83
Exercised	(35)	291.35
Forfeited or expired	(5)	557.30
Outstanding at March 31, 2023	1,091	$385.00
Exercisable at March 31, 2023	803	$302.61

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility, and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the three months ended March 31, 2023 and 2022:

	March 31,
	2023		2022
Risk free interest rate	3.91%		1.61%
Expected life	6.5	Years	6.5	Years
Expected volatility	29.1%		28.5%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2023	2022
Compensation expense for stock options awarded	$6,119	$5,301
Income tax benefit from compensation expense related to stock options	1,534	1,346
Weighted-average grant-date fair value of options awarded	$318.08	$217.68

The remaining unrecognized compensation expense related to unvested stock option awards at March 31, 2023, was $48.2 million, and the weighted-average period of time over which this cost will be recognized is 2.8 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Compensation expense for shares issued under the ESPP	$861	$793
Income tax benefit from compensation expense related to shares issued under the ESPP	216	201
Compensation expense for restricted shares awarded	455	439
Income tax benefit from compensation expense related to restricted awards	$114	$112

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  The Company may also make additional discretionary profit sharing contributions to the 401(k) Plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the three months ended March 31, 2023 or 2022.  The Company expensed matching contributions under the 401(k) Plan in the amount of $9.6 million and $8.6 million for the three months ended March 31, 2023 and 2022, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code.  The Company may make discretionary contributions to the Deferred Compensation Plan on an annual basis as determined by the Board of Directors.  In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors.  The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, if applicable, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period.  See Note 3 for further information concerning the Company’s marketable securities held to fulfill our future unsecured obligations under this plan.

The liability for compensation deferred under the Deferred Compensation Plan was $53.3 million and $49.4 million as of March 31, 2023, and December 31, 2022, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets.  The Company did not make any discretionary contributions to the Deferred Compensation Plan during the three months ended March 31, 2023 or 2022.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for each of the three months ended March 31, 2023 and 2022, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of March 31, 2023, and December 31, 2022, respectively, there were 14,748 and 13,159 stock appreciation rights outstanding.  During the three months ended March 31, 2023, there were 1,714 stock appreciation rights granted and 125 stock appreciation rights exercised.  The liability for compensation to be paid for redeemed stock appreciation rights was $3.2 million and $2.9 million as of March 31, 2023, and December 31, 2022, respectively, which were included in “Other liabilities” on the Condensed Consolidated Balance Sheets.  The Company recorded compensation expense for stock appreciation rights in the amount of $0.3 million and compensation benefit for stock appreciation rights in the amount of less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 12 – COMMITMENTS

Renewable energy tax credits:

The Company has entered into an agreement to purchase federal renewable energy tax credits (“RETC”).  As of March 31, 2023, the Company has committed to purchase approximately $300 million RETCs upon the credit transfer date, which is anticipated to occur by September of 2024.

NOTE 13 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2023	2022
Numerator (basic and diluted):
Net income	$516,885	$481,880

Denominator:
Weighted-average common shares outstanding – basic	61,840	66,572
Effect of stock options (1)	558	618
Weighted-average common shares outstanding – assuming dilution	62,398	67,190

Earnings per share:
Earnings per share-basic	$8.36	$7.24
Earnings per share-assuming dilution	$8.28	$7.17

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	149	115
Weighted-average exercise price per share of antidilutive stock options (1)	$725.14	$657.14
(1)	See Note 11 for further information concerning the terms of the Company’s share-based compensation plans.

For the three months ended March 31, 2023 and 2022, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

See Note 8 for information concerning the Company’s subsequent share repurchases.

NOTE 14 – LEGAL MATTERS

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

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In September of 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50):  Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”).  ASU 2022-04 enhances the transparency of supplier finance programs.  Under ASU 2022-04, a buyer in a supplier finance program would be required to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude.  ASU 2022-04 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023.  ASU 2022-04 allows for early adoption and requires retrospective adoption, except on rollforward information, which should be applied prospectively.  The Company adopted this guidance, using the retrospective adoption method, beginning with its first quarter ending March 31, 2023, with the exception, as stated in the guidance, of the rollforward information, which will be adopted prospectively, disclosure for which will be effective with the Company’s fiscal year beginning after December 15, 2023.  The application of this new guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows, as the guidance requires disclosure only.  See Note 5 for further information concerning the Company’s supplier finance programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, “we,” “us,” “our,” and similar terms, as well as references to the “Company” or “O’Reilly,” refer to O’Reilly Automotive, Inc. and its subsidiaries.

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity, and certain other factors that may affect our future results, including

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the three months ended March 31, 2023 and 2022;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information, forward-looking statements, and other risk factors included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend,” or similar words.  In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues, and future performance.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties, and assumptions, including, but not limited to, the economy in general; inflation; consumer debt levels; product demand; a public health crisis; the market for auto parts; competition; weather; tariffs; availability of key products and supply chain disruptions; business interruptions, including terrorist activities, war and the threat of war; failure to protect our brand and reputation; challenges in international markets; volatility of the market price of our common stock; our increased debt levels; credit ratings on public debt; historical growth rate sustainability; our ability to hire and retain qualified employees; risks associated with the performance of acquired businesses; damage, failure or interruption of information technology systems, including information security and cyber-attacks; and governmental regulations.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2022, and subsequent Securities and Exchange Commission filings, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States, Puerto Rico, and Mexico.  We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our goal is to achieve growth in sales and profitability by capitalizing on our competitive advantages, such as our dual market strategy, superior customer service provided by well-trained and technically proficient Team Members, and strategic distribution and hub store network that provides same day and over-night inventory access for our stores to offer a broad selection of product offerings.  The successful execution of our growth strategy includes aggressively opening new stores, growing sales in existing stores, continually enhancing merchandising and store layouts, and implementing our Omnichannel initiatives.  As of March 31, 2023, we operated 5,986 stores in 48 U.S. states and Puerto Rico and 43 stores in Mexico.

The extensive product line offered in our stores consists of new and remanufactured automotive hard parts, maintenance items, accessories, a complete line of auto body paint and related materials, automotive tools, and professional service provider service equipment.  Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer.  For many of our product offerings, this quality differentiation reflects “good,” “better,” and “best” alternatives.  Our sales and total gross profit dollars are, generally, highest for the “best” quality category of products.  Consumers’ willingness to select products at a higher point on the value spectrum is a driver of enhanced sales and profitability in our industry.  We have ongoing initiatives focused on marketing and training to educate customers on the advantages of ongoing vehicle maintenance, as well as “purchasing up” on the value spectrum.

Our stores also offer enhanced services and programs to our customers, including used oil, oil filter, and battery recycling; battery, wiper, and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.

Our business is influenced by a number of general macroeconomic factors that impact both our industry and consumers, including, but not limited to, inflation, including rising consumer staples; fuel and energy costs; unemployment trends; interest rates; and other economic factors.  Future changes, such as continued broad-based inflation and rapid increases in fuel costs that exceed wage growth, may negatively impact our consumers’ level of disposable income, and we cannot predict the degree these changes, or other future changes, may have on our business or industry.

We believe the key drivers of demand over the long-term for the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, annual rate of light vehicle sales, and average vehicle age.

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. decreased 13.2% in 2020, as a result of responses to the coronavirus pandemic, including work from home arrangements and reduced travel.  Miles driven improved and increased 11.2% in 2021, and continued to improve and increased 0.9% in 2022, and year-to-date through February of 2023, miles driven have increased 3.8%.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Auto Care Association, the total number of registered vehicles increased 12.1% from 2011 to 2021, bringing the number of light vehicles on the road to 279 million by the end of 2021.  In 2022, the rate of new vehicle sales was pressured due to supply chain constraints experienced by manufacturers, and the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was below the historical average at approximately 13.3 million vehicles for the year ended December 31, 2022.  The degree to which potential supply chain constraints may affect new vehicle production capacity in 2023 is difficult to determine, with the current 2023 outlook for the SAAR estimated to be approximately 14.8 million vehicles, which again remains below the historical average.  From 2011 to 2021, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 11.0%, from 10.9 years in 2011 to 12.1 years in 2021.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from the current environment of elevated new and used vehicle prices, as consumers are more willing to continue to invest in their current vehicle.

We believe the increase in average vehicle age over the long term can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains, interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles.  As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty.  These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures, and generally require more maintenance than newer vehicles.  We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles, and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended March 31, 2023, increased $412 million, or 12%, to $3.71 billion from $3.30 billion for the same period one year ago.  Comparable store sales for stores open at least one year increased 10.8% and 4.8% for the three months ended March 31, 2023 and 2022, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, and sales to Team Members.  Online sales for ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation. We opened 58 and 54 net, new stores during the three months ended March 31, 2023 and 2022, respectively.  We anticipate total new store growth to be 180 to 190 net, new store openings in 2023.

The increase in sales for the three months ended March 31, 2023, was primarily the result of the 10.8% increase in domestic comparable store sales and a $68 million increase in sales from new stores opened in 2022 and 2023 that are not yet considered comparable stores.  Our comparable store sales increase for the three months ended March 31, 2023, was driven by increases in average ticket values for both professional service provider and DIY customers and positive transaction counts from professional service provider customers, partially offset by negative transaction counts from DIY customers.  Average ticket values benefited from increases in average selling prices, on a same-SKU basis, as compared to the same period in 2022, driven by increases in acquisition costs of inventory, which were passed on in selling prices.  Average ticket values also continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  The increase in professional service provider customer transaction counts was driven by consistently exceptional execution of our strategies surrounding superior service, inventory availability, and competitive pricing.  The decrease in DIY customer transaction counts was driven by broader industry dynamics on reduced repair frequency from better engineered parts, as well as pressure from the timing of the onset of spring weather.

See Note 10 “Revenue” to the Condensed Consolidated Financial Statements for further information concerning our sales.

Gross profit:

Gross profit for the three months ended March 31, 2023, increased 11% to $1.89 billion (or 51.0% of sales) from $1.71 billion (or 51.8% of sales) for the same period one year ago.  The increase in gross profit dollars for the three months ended March 31, 2023, was primarily the result of new store sales and the increase in comparable store sales at existing stores.  The decrease in gross profit as a percentage of sales for the three months ended March 31, 2023, was primarily due to the impact of the rollout of our professional pricing initiative in the middle of the first quarter of 2022, which was a strategic investment aimed at ensuring we are more competitively priced on the professional side of our business, a greater percentage of our total sales mix being generated from professional service provider customers, which carry a lower gross margin than DIY sales, and a benefit in the prior year from selling through inventory purchased prior to recent acquisition cost increases and corresponding selling price increases.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2023, increased 13% to $1.17 billion (or 31.7% of sales) from $1.04 billion (or 31.5% of sales) for the same period one year ago.  The increase in total SG&A dollars for the three months ended March 31, 2023, was primarily the result of the resumption of our annual-in person leadership conference, our transition to an enhanced paid time-off program for our Team Members, and additional Team Members, facilities, and vehicles to support our increased sales and store count.  The increase in SG&A as a percentage of sales for the three months ended March 31, 2023, was principally due to costs associated with our leadership conference and our enhanced paid time-off program.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended March 31, 2023, increased 7% to $717 million (or 19.3% of sales) from $670 million (or 20.3% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended March 31, 2023, increased 8% to $39 million (or 1.1% of sales) from $36 million (or 1.1% of sales) for the same period one year ago.  The increase in total other expense for the three months ended March 31, 2023, was the result of increased interest expense on higher average outstanding borrowings, partially offset by an increase in the value of our trading securities, as compared to a decrease in the same period one year ago.

Income taxes:

Our provision for income taxes for the three months ended March 31, 2023, increased 6% to $161 million (23.7% effective tax rate) from $151 million (23.9% effective tax rate) for the same period one year ago.  The increase in our provision for income taxes for the three months ended March 31, 2023, was the result of higher taxable income, partially offset by higher excess tax benefits from share-based compensation.  The decrease in our effective tax rate for the three months ended March 31, 2023, was the result of higher excess tax benefits from share-based compensation.

Net income:

As a result of the impacts discussed above, net income for the three months ended March 31, 2023, increased 7% to $517 million (or 13.9% of sales) from $482 million (or 14.6% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended March 31, 2023, increased 15% to $8.28 on 62 million shares from $7.17 on 67 million shares for the same period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

Our long-term business strategy requires capital to open new stores, fund strategic acquisitions, expand distribution infrastructure, operate and maintain our existing stores, develop enhanced information technology systems and tools, and may include the opportunistic repurchase of shares of our common stock through our Board-approved share repurchase program.  Our material cash requirements necessary to maintain the current operations of our long-term business strategy include, but are not limited to, inventory purchases; human capital obligations, including payroll and benefits; contractual obligations, including debt and interest obligations; capital expenditures; payment of income taxes; and other operational priorities.  We expect to fund our short- and long-term cash and capital requirements with our primary sources of liquidity, which include funds generated from the normal course of our business operations, borrowings under our unsecured revolving credit facility, and senior note offerings.  However, there can be no assurance that we will continue to generate cash flows or maintain liquidity at or above recent levels, as we are unable to predict decreased demand for our products or changes in customer buying patterns.  Additionally, these factors could also impact our ability to meet the debt covenants of our credit agreement and, therefore, negatively impact the funds available under our unsecured revolving credit facility.

Other than the commitment discussed in Note 12 “Commitments” to the Condensed Consolidated Financial Statements, there have been no material changes to the contractual obligations, to which we are committed, since those discussed in our annual report on Form 10-K for the year ended December 31, 2022.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended
	March 31,
Liquidity:	2023	2022
Total cash provided by/(used in):
Operating activities	$713,764	$689,886
Investing activities	(221,520)	(104,981)
Financing activities	(541,669)	(755,619)
Effect of exchange rate changes on cash	714	147
Net decrease in cash and cash equivalents	$(48,711)	$(170,567)

Capital expenditures	$223,268	$103,990
Free cash flow (1)	486,118	579,350
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period. See page 21 for the reconciliation of the calculation of free cash flow.

Operating activities:

The increase in net cash provided by operating activities during the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to a smaller decrease in accrued benefits and withholdings, an increase in net income, and a smaller increase in accounts receivable, partially offset by an increase in net inventory investment.  The decrease in accrued benefits and withholdings was due to lower accrued incentive compensation payments in 2023, versus the same period in 2022.  The smaller increase in accounts receivable was primarily due to the business day timing of period end dates.

Investing activities:

The increase in net cash used in investing activities during the three months ended March 31, 2023, compared to the same period in 2022, was the result of an increase in capital expenditures.  The increase in capital expenditures was primarily due to an increase in store and distribution enhancement and expansion projects, as well as an increase in vehicle fleet upgrade investments, in the current period, as compared to the same period in the prior year.

Financing activities:

The decrease in net cash used in financing activities during the three months ended March 31, 2023, compared to the same period in 2022, was attributable to net borrowings on our revolving credit facility in the current period, partially offset by an increase in repurchases of our common stock in the current period, as compared to the same period in the prior year.

Debt instruments:

See Note 6 “Financing” to the Condensed Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit and unsecured senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of March 31, 2023, we were in compliance with the covenants applicable to our senior notes.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from our lenders.

We had a consolidated fixed charge coverage ratio of 6.64 times and 6.93 times as of March 31, 2023 and 2022, respectively, and a consolidated leverage ratio of 1.86 times and 1.62 times as of March 31, 2023 and 2022, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2023 and 2022 (dollars in thousands):

		For the Twelve Months Ended
		March 31,
		2023	2022
GAAP net income		$2,207,655	$2,144,956
Add:	Interest expense	167,451	142,103
	Rent expense (1)	400,831	375,942
	Provision for income taxes	635,159	614,392
	Depreciation expense	363,811	323,539
	Amortization expense	4,946	7,844
	Non-cash share-based compensation	27,360	24,897
Non-GAAP EBITDAR		$3,807,213	$3,633,673

	Interest expense	$167,451	$142,103
	Capitalized interest	5,259	6,425
	Rent expense (1)	400,831	375,942
Total fixed charges		$573,541	$524,470

Consolidated fixed charge coverage ratio		6.64	6.93

GAAP debt		$4,927,678	$3,827,891
Add:	Stand-by letters of credit	116,688	139,569
	Discount on senior notes	6,088	4,188
	Debt issuance costs	21,234	17,921
	Five-times rent expense	2,004,155	1,879,710
Non-GAAP adjusted debt		$7,075,843	$5,869,279

Consolidated leverage ratio		1.86	1.62
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended March 31, 2023 and 2022 (in thousands):

		For the Twelve Months Ended
		March 31,
		2023	2022
Total lease cost, per ASC 842		$476,439	$448,384
Less:	Variable non-contract operating lease components, related to property taxes and insurance	75,608	72,442
Rent expense		$400,831	$375,942

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the three months ended March 31, 2023 and 2022 (in thousands):

		For the Three Months Ended
		March 31,
		2023	2022
Cash provided by operating activities		$713,764	$689,886
Less:	Capital expenditures	223,268	103,990
	Excess tax benefit from share-based compensation payments	4,378	2,466
	Investment in tax credit equity investments	—	4,080
Free cash flow		$486,118	$579,350

Free cash flow, the consolidated fixed charge coverage ratio, and the consolidated leverage ratio discussed and presented in the tables above are not derived in accordance with United States generally accepted accounting principles (“GAAP”).  We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.  We believe that the presentation of our free cash flow, consolidated fixed charge coverage ratio, and consolidated leverage ratio provides meaningful supplemental information to both management and investors and reflects the required covenants under the Credit Agreement.  We include these items in judging our performance and believe this non-GAAP information is useful to investors as well.  Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts.  We compensate for such limitations by presenting, in the tables above, a reconciliation to the most directly comparable GAAP measures.

Share repurchase program:

See Note 8 “Share Repurchase Program” to the Consolidated Financial Statements for information on our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management.  Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared. There have been no material changes in the critical accounting estimates since those discussed in our annual report on Form 10-K for the year ended December 31, 2022.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 15 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for information about recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted Term SOFR Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of March 31, 2023, we had outstanding borrowings under our Revolving Credit Facility in the amount of $555.0 million, at the weighted-average variable interest rate of 6.900%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $4.2 million.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of March 31, 2023, our cash and cash equivalents totaled $59.9 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $258.5 million at March 31, 2023.  The period-end exchange rate of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 8.2% from December 31, 2022.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at March 31, 2023, would be approximately $23.5 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

Our market risks have not materially changed since those discussed in our annual report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934,

as amended (“the Exchange Act”).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2023, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the three months ended March 31, 2023. The following table identifies all repurchases during the three months ended March 31, 2023, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
January 1, 2023, to January 31, 2023	318	$811.58	318	$1,465,002
February 1, 2023, to February 28, 2023	343	821.44	343	1,183,754
March 1, 2023, to March 31, 2023	696	821.32	696	$611,873
Total as of March 31, 2023	1,357	$819.06	1,357
(1)	The authorization under the share repurchase program that currently has capacity is scheduled to expire on November 15, 2025. No other share repurchase programs existed during the three months ended March 31, 2023. See Note 8 “Share Repurchase Program” to the Condensed Consolidated Financial Statements for further information on our share repurchases.

Item 6. Exhibits

Exhibit No.	Description
3.1

Second Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 19, 2020, is incorporated herein by this reference.

3.2	Fourth Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated May 19, 2020, is incorporated herein by this reference.
10.1 *	First Amendment to the Credit Agreement, dated as of March 6, 2023, among O’Reilly Automotive, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 **	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 **	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	iXBRL Taxonomy Extension Schema.
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase.
101.DEF	iXBRL Taxonomy Extension Definition Linkbase.
101.LAB	iXBRL Taxonomy Extension Label Linkbase.
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted as Inline XBRL, contained in Exhibit 101 attachments.

* **	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

May 9, 2023	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
Chief Executive Officer
(Principal Executive Officer)

May 9, 2023	/s/	Jeremy A. Fletcher
Date	Jeremy A. Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)