Form 10-Q
period 2023-06-30
O REILLY AUTOMOTIVE INC
filed 2023-08-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 60,258,342 shares outstanding as of July 31, 2023.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$57,880	$108,583
Accounts receivable, net	374,714	343,155
Amounts receivable from suppliers	138,666	127,019
Inventory	4,626,410	4,359,126
Other current assets	113,597	110,376
Total current assets	5,311,267	5,048,259

Property and equipment, at cost	7,872,672	7,438,065
Less: accumulated depreciation and amortization	3,170,474	3,014,024
Net property and equipment	4,702,198	4,424,041

Operating lease, right-of-use assets	2,185,196	2,112,267
Goodwill	897,128	884,445
Other assets, net	180,834	158,967
Total assets	$13,276,623	$12,627,979

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,219,838	$5,881,157
Self-insurance reserves	131,781	138,926
Accrued payroll	127,333	126,888
Accrued benefits and withholdings	150,453	166,433
Income taxes payable	233,507	—
Current portion of operating lease liabilities	380,618	366,721
Other current liabilities	450,169	383,692
Total current liabilities	7,693,699	7,063,817

Long-term debt	4,873,702	4,371,653
Operating lease liabilities, less current portion	1,870,392	1,806,656
Deferred income taxes	260,642	245,347
Other liabilities	205,661	201,258

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
60,402,359 as of June 30, 2023, and
62,353,221 as of December 31, 2022	604	624
Additional paid-in capital	1,330,270	1,311,488
Retained deficit	(2,994,418)	(2,375,860)
Accumulated other comprehensive income	36,071	2,996
Total shareholders’ deficit	(1,627,473)	(1,060,752)

Total liabilities and shareholders’ deficit	$13,276,623	$12,627,979

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales	$4,068,991	$3,670,737	$7,776,855	$6,966,748
Cost of goods sold, including warehouse and distribution expenses	1,982,409	1,786,019	3,799,944	3,373,958
Gross profit	2,086,582	1,884,718	3,976,911	3,592,790

Selling, general and administrative expenses	1,232,809	1,086,168	2,406,493	2,124,710
Operating income	853,773	798,550	1,570,418	1,468,080

Other income (expense):
Interest expense	(49,587)	(37,384)	(94,159)	(72,225)
Interest income	760	682	1,628	1,192
Other, net	4,186	(4,550)	8,665	(6,488)
Total other expense	(44,641)	(41,252)	(83,866)	(77,521)

Income before income taxes	809,132	757,298	1,486,552	1,390,559
Provision for income taxes	181,767	180,538	342,302	331,919
Net income	$627,365	$576,760	$1,144,250	$1,058,640

Earnings per share-basic:
Earnings per share	$10.32	$8.86	$18.66	$16.08
Weighted-average common shares outstanding – basic	60,817	65,116	61,324	65,840

Earnings per share-assuming dilution:
Earnings per share	$10.22	$8.78	$18.49	$15.94
Weighted-average common shares outstanding – assuming dilution	61,366	65,686	61,878	66,434

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$627,365	$576,760	$1,144,250	$1,058,640
Other comprehensive income (loss):
Foreign currency translation adjustments	14,177	(1,875)	33,075	3,188
Total other comprehensive income (loss)	14,177	(1,875)	33,075	3,188

Comprehensive income	$641,542	$574,885	$1,177,325	$1,061,828

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at March 31, 2023	61,039	$610	$1,305,276	$(2,952,797)	$21,894	$(1,625,017)
Net income	—	—	—	627,365	—	627,365
Total other comprehensive income	—	—	—	—	14,177	14,177
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	7	—	6,117	—	—	6,117
Net issuance of common stock upon exercise of stock options	108	1	28,543	—	—	28,544
Share based compensation	—	—	6,675	—	—	6,675
Share repurchases, including fees	(752)	(7)	(16,341)	(663,642)	—	(679,990)
Excise tax on share repurchases	—	—	—	(5,344)	—	(5,344)
Balance at June 30, 2023	60,402	$604	$1,330,270	$(2,994,418)	$36,071	$(1,627,473)

	For the Six Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at December 31, 2022	62,353	$624	$1,311,488	$(2,375,860)	$2,996	$(1,060,752)
Net income	—	—	—	1,144,250	—	1,144,250
Total other comprehensive income	—	—	—	—	33,075	33,075
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	15	—	11,410	—	—	11,410
Net issuance of common stock upon exercise of stock options	143	1	38,798	—	—	38,799
Share-based compensation	—	—	13,655	—	—	13,655
Share repurchases, including fees	(2,109)	(21)	(45,081)	(1,746,349)	—	(1,791,451)
Excise tax on share repurchases	—	—	—	(16,459)	—	(16,459)
Balance at June 30, 2023	60,402	$604	$1,330,270	$(2,994,418)	$36,071	$(1,627,473)

	For the Three Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at March 31, 2022	65,920	$659	$1,309,071	$(1,636,267)	$(1,736)	$(328,273)
Net income	—	—	—	576,760	—	576,760
Total other comprehensive loss	—	—	—	—	(1,875)	(1,875)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	11	—	5,692	—	—	5,692
Net issuance of common stock upon exercise of stock options	41	—	10,583	—	—	10,583
Share based compensation	—	—	5,717	—	—	5,717
Share repurchases, including fees	(2,219)	(21)	(44,412)	(1,331,601)	—	(1,376,034)
Balance at June 30, 2022	63,753	$638	$1,286,651	$(2,391,108)	$(3,611)	$(1,107,430)

	For the Six Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at December 31, 2021	67,029	$670	$1,305,508	$(1,365,802)	$(6,799)	$(66,423)
Net income	—	—	—	1,058,640	—	1,058,640
Total other comprehensive income	—	—	—	—	3,188	3,188
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	19	—	10,574	—	—	10,574
Net issuance of common stock upon exercise of stock options	91	1	26,021	—	—	26,022
Share-based compensation	—	—	11,811	—	—	11,811
Share repurchases, including fees	(3,386)	(33)	(67,263)	(2,083,946)	—	(2,151,242)
Balance at June 30, 2022	63,753	$638	$1,286,651	$(2,391,108)	$(3,611)	$(1,107,430)

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net income	$1,144,250	$1,058,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	191,673	168,045
Amortization of debt discount and issuance costs	2,431	2,242
Deferred income taxes	13,507	28,302
Share-based compensation programs	14,571	12,702
Other	75	283
Changes in operating assets and liabilities:
Accounts receivable	(31,443)	(60,593)
Inventory	(257,337)	(318,756)
Accounts payable	335,299	563,012
Income taxes payable	261,208	12,013
Other	(22,865)	(73,917)
Net cash provided by operating activities	1,651,369	1,391,973

Investing activities:
Purchases of property and equipment	(460,942)	(228,921)
Proceeds from sale of property and equipment	7,056	8,222
Investment in tax credit equity investments	(4,149)	(4,080)
Other	(1,971)	(86)
Net cash used in investing activities	(460,006)	(224,865)

Financing activities:
Proceeds from borrowings on revolving credit facility	2,776,000	785,800
Payments on revolving credit facility	(1,976,000)	(785,800)
Proceeds from the issuance of long-term debt	—	847,314
Principal payments on long-term debt	(300,000)	—
Payment of debt issuance costs	(24)	(6,323)
Repurchases of common stock	(1,791,451)	(2,151,242)
Net proceeds from issuance of common stock	48,680	35,112
Other	(354)	(350)
Net cash used in financing activities	(1,243,149)	(1,275,489)

Effect of exchange rate changes on cash	1,083	172
Net decrease in cash and cash equivalents	(50,703)	(108,209)
Cash and cash equivalents at beginning of the period	108,583	362,113
Cash and cash equivalents at end of the period	$57,880	$253,904

Supplemental disclosures of cash flow information:
Income taxes paid	$65,361	$291,695
Interest paid, net of capitalized interest	88,924	68,318

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction, and other operating decisions and activities.  As of June 30, 2023, the Company had invested in six unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.

The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $39.6 million as of June 30, 2023, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022.  The Company recorded an increase in fair value related to its marketable securities in the amount of $2.5 million and a decrease in fair value related to its marketable securities in the amount of $6.4 million for the three months ended June 30, 2023 and 2022, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded a increase in fair value related to its marketable securities in the amount of $5.0 million and a decrease in fair value related to its marketable securities in the amount of $9.2 million for the six months ended June 30, 2023 and 2022, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of June 30, 2023, and December 31, 2022 (in thousands):

June 30, 2023
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$55,912	$—	$—	$55,912

December 31, 2022
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$49,371	$—	$—	$49,371

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of June 30, 2023, and December 31, 2022, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of June 30, 2023, and December 31, 2022, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$4,073,702	$3,822,651	$4,371,653	$4,119,777

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

NOTE 4 – LEASES

The Company leases certain office space, retail stores, distribution centers, and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three and six months ended June 30, 2023 and 2022, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$99,547	$91,089	$196,065	$180,798
Short-term operating lease cost	1,801	2,339	5,505	5,116
Variable operating lease cost	25,090	23,646	49,561	47,103
Sublease income	(1,275)	(1,277)	(2,489)	(2,422)
Total lease cost	$125,163	$115,797	$248,642	$230,595

The following table summarizes other lease-related information for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$192,444	$180,558
Right-of-use assets obtained in exchange for new operating lease liabilities	219,849	125,559

NOTE 5 – SUPPLIER FINANCE PROGRAMS

The Company has established and maintains supplier finance programs with certain third-party financial institutions, which allow participating merchandise suppliers to voluntarily elect to assign the Company’s payment obligations due to these merchandise suppliers to one of the designated third-party institutions.  Under these supplier finance programs, the Company has agreed to pay the third-party financial institutions the stated amount of confirmed merchandise supplier invoices on the original maturity dates of the invoices, which are generally for a term of one year.  The Company does not have any assets pledged as security or other forms of guarantees for the committed payment to the third-party financial institutions.  As of June 30, 2023, and December 31, 2022, the Company had obligations outstanding under these programs for invoices that were confirmed as valid to the third-party financial institutions in the amounts of $4.4 billion and $4.2 billion, respectively, which were included as a component of “Accounts payable” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 6 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Revolving Credit Facility, weighted-average variable interest rate of 6.390%	$800,000	$—
3.850% Senior Notes due 2023, effective interest rate of 3.851%	—	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	850,000
Total principal amount of debt	4,900,000	4,400,000
Less: Unamortized discount and debt issuance costs	26,298	28,347
Total long-term debt	$4,873,702	$4,371,653

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

As of June 30, 2023, and December 31, 2022, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability, and other insurance policies, under the Credit Agreement in the amounts of $4.6 million and $5.1 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of these outstanding letters of credit have a one-year term from the date of issuance.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted Term SOFR Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of June 30, 2023, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Term Benchmark Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights, and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from lenders.  As of June 30, 2023, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of June 30, 2023, and December 31, 2022, respectively, the Company had additional outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability, and other insurance policies, in the amount of $106.8 million and $96.6 million.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Senior notes:

On June 15, 2023, the Company’s $300 million aggregate principal amount of unsecured 3.850% Senior Notes due 2023 matured, and the Company repaid these notes using borrowings under our Revolving Credit Facility.

As of June 30, 2023, the Company has issued and outstanding a cumulative $4.1 billion aggregate principal amount of unsecured senior notes, which are due between 2026 and 2032, with UMB Bank, N.A. and U.S. Bank Trust Company, National Association as trustees.  Interest on the senior notes, ranging from 1.750% to 4.700%, is payable semi-annually and is computed on the basis of a 360-day year.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of June 30, 2023.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the six months ended June 30, 2023 (in thousands):

Warranty liabilities, balance at December 31, 2022	$98,564
Warranty claims	(83,108)
Warranty accruals	87,454
Foreign currency translation	69
Warranty liabilities, balance at June 30, 2023	$102,979

NOTE 8 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend, or terminate the share repurchase program at any time, without prior notice.  As announced on November 15, 2022, and May 23, 2023, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.5 billion and $2.0 billion, respectively, resulting in a cumulative authorization amount of $23.8 billion.  The additional authorizations are effective for three years, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Shares repurchased	752	2,219	2,109	3,386
Average price per share	$904.37	$620.27	$849.48	$635.40
Total investment	$679,983	$1,376,013	$1,791,430	$2,151,209

As of June 30, 2023, the Company had $1.9 billion remaining under its share repurchase authorization.  Excise tax on shares repurchased, assessed at one percent of the fair market value of net shares repurchased, was $16.5 million for the six months ended June 30, 2023.

Subsequent to the end of the second quarter and through August 8, 2023, the Company repurchased 0.3 million additional shares of its common stock under its share repurchase program, at an average price of $941.45, for a total investment of $247.1 million.  The Company has repurchased a total of 92.9 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through August 8, 2023, at an average price of $237.55, for a total aggregate investment of $22.1 billion.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at March 31, 2023	$21,894	$21,894
Change in accumulated other comprehensive income	14,177	14,177
Accumulated other comprehensive income, balance at June 30, 2023	$36,071	$36,071

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at December 31, 2022	$2,996	$2,996
Change in accumulated other comprehensive income	33,075	33,075
Accumulated other comprehensive income, balance at June 30, 2023	$36,071	$36,071

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at March 31, 2022	$(1,736)	$(1,736)
Change in accumulated other comprehensive loss	(1,875)	(1,875)
Accumulated other comprehensive loss, balance at June 30, 2022	$(3,611)	$(3,611)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2021	$(6,799)	$(6,799)
Change in accumulated other comprehensive income	3,188	3,188
Accumulated other comprehensive loss, balance at June 30, 2022	$(3,611)	$(3,611)
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 10 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales to do-it-yourself customers	$2,130,002	$2,012,223	$4,048,469	$3,828,037
Sales to professional service provider customers	1,853,364	1,571,176	3,565,328	2,970,540
Other sales and sales adjustments	85,625	87,338	163,058	168,171
Total sales	$4,068,991	$3,670,737	$7,776,855	$6,966,748

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

The table below identifies stock option activity under these plans during the six months ended June 30, 2023 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2022	1,069	$356.76
Granted	72	838.69
Exercised	(143)	271.57
Forfeited or expired	(10)	583.04
Outstanding at June 30, 2023	988	$402.25
Exercisable at June 30, 2023	716	$313.93

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility, and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the six months ended June 30, 2023 and 2022:

	June 30,
	2023		2022
Risk free interest rate	3.87%		1.81%
Expected life	6.4	Years	6.4	Years
Expected volatility	29.1%		28.7%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Compensation expense for stock options awarded	$5,796	$4,909	$11,915	$10,210
Income tax benefit from compensation expense related to stock options	1,447	1,214	2,975	2,525

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023, was $316.45, compared to $216.87 for the six months ended June 30, 2022.  The remaining unrecognized compensation expense related to unvested stock option awards at June 30, 2023, was $44.5 million, and the weighted-average period of time over which this cost will be recognized is 2.7 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Compensation expense for shares issued under the ESPP	$879	$808	$1,740	$1,601
Income tax benefit from compensation expense related to shares issued under the ESPP	219	200	435	396
Compensation expense for restricted shares awarded	461	452	916	891
Income tax benefit from compensation expense related to restricted awards	$115	$112	$229	$220

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  The Company may also make additional discretionary profit sharing contributions to the 401(k) Plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the six months ended June 30, 2023 or 2022.  The Company expensed matching contributions under the 401(k) Plan in the amount of $12.9 million and $9.2 million for the three months ended June 30, 2023 and 2022, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the 401(k) Plan in the amount of $22.5 million and $17.8 million for the six months ended June 30, 2023 and 2022, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

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

The liability for compensation deferred under the Deferred Compensation Plan was $55.9 million and $49.4 million as of June 30, 2023, and December 31, 2022, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets.  The Company did not make any discretionary contributions to the Deferred Compensation Plan during the six months ended June 30, 2023 or 2022.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for each of the three months ended June 30, 2023 and 2022, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million and $0.1 million for the six months ended June 30, 2023 and 2022, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of June 30, 2023, and December 31, 2022, there were 13,296 and 13,159 stock appreciation rights outstanding, respectively.  During the six months ended June 30, 2023, there were 1,714 stock appreciation rights granted, 970 stock appreciation rights exercised, and 607 stock appreciation rights forfeited.  The liability for compensation to be paid for redeemed stock appreciation rights was $4.0 million and $2.9 million as of June 30, 2023, and December 31, 2022, respectively, which were included in “Other liabilities” on the Condensed Consolidated Balance Sheets.  The Company recorded compensation expense for stock appreciation rights in the amount of $0.4 million and compensation benefit for stock appreciation rights in the amount of $0.1 million for the three months ended June 30, 2023 and 2022, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded compensation expense for stock appreciation rights in the amount of $0.7 million and compensation benefit for stock appreciation rights in the amount of $0.1 million for the six months ended June 30, 2023 and 2022, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 12 – COMMITMENTS

Renewable energy tax credits:

The Company has entered into an agreement to purchase federal renewable energy tax credits (“RETC”).  As of June 30, 2023, the Company has committed to purchase approximately $300 million RETCs upon the credit transfer date, which is anticipated to occur by September of 2024.

NOTE 13 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator (basic and diluted):
Net income	$627,365	$576,760	$1,144,250	$1,058,640

Denominator:
Weighted-average common shares outstanding – basic	60,817	65,116	61,324	65,840
Effect of stock options (1)	549	570	554	594
Weighted-average common shares outstanding – assuming dilution	61,366	65,686	61,878	66,434

Earnings per share:
Earnings per share-basic	$10.32	$8.86	$18.66	$16.08
Earnings per share-assuming dilution	$10.22	$8.78	$18.49	$15.94

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	79	135	88	133
Weighted-average exercise price per share of antidilutive stock options (1)	$825.99	$656.05	$808.19	$656.62
(1)	See Note 11 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and six months ended June 30, 2023 and 2022, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

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

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In September of 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50):  Disclosure of Supplier Finance Program Obligations” (“ASU 2022-

04”).  ASU 2022-04 enhances the transparency of supplier finance programs.  Under ASU 2022-04, a buyer in a supplier finance program would be required to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude.  ASU 2022-04 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023.  ASU 2022-04 allows for early adoption and requires retrospective adoption, except on rollforward information, which should be applied prospectively.  The Company adopted this guidance, using the retrospective adoption method, beginning with its first quarter ending March 31, 2023, with the exception, as stated in the guidance, of the rollforward information, which will be adopted prospectively, disclosure for which will be effective with the Company’s fiscal year beginning after December 15, 2023.  The application of this new guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows, as the guidance requires disclosure only.  See Note 5 for further information concerning the Company’s supplier finance programs.

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

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the three and six months ended June 30, 2023 and 2022;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

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

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States, Puerto Rico, and Mexico.  We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our goal is to achieve growth in sales and profitability by capitalizing on our competitive advantages, such as our dual market strategy, superior customer service provided by well-trained and technically proficient Team Members, and strategic distribution and hub store network that provides same day and over-night inventory access for our stores to offer a broad selection of product offerings.  The successful execution of our growth strategy includes aggressively opening new stores, growing sales in existing stores, continually enhancing merchandising and store layouts, and implementing our Omnichannel initiatives.  As of June 30, 2023, we operated 6,027 stores in 48 U.S. states and Puerto Rico and 44 stores in Mexico.

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

Our business is influenced by a number of general macroeconomic factors that impact both our industry and consumers, including, but not limited to, inflation, including rising consumer staples; fuel and energy costs; unemployment trends; interest rates; and other economic factors.  Future changes, such as continued broad-based inflation and rapid fuel cost increases that exceed wage growth, may negatively impact our consumers’ level of disposable income, and we cannot predict the degree these changes, or other future changes, may have on our business or industry.

We believe the key drivers of demand over the long-term for the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, annual rate of light vehicle sales, and average vehicle age.

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. decreased 13.2% in 2020, as a result of responses to the coronavirus pandemic, including work from home arrangements and reduced travel.  Miles driven improved and increased 11.2% in 2021, and continued to improve and increased 0.9% in 2022, and year-to-date through May of 2023, miles driven have increased 2.1%.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Auto Care Association, the total number of registered vehicles increased 13.9% from 2012 to 2022, bringing the number of light vehicles on the road to 283 million by the end of 2022.  In 2022, the rate of new vehicle sales was pressured due to supply chain constraints experienced by manufacturers, and the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was below the historical average at approximately 13.3 million vehicles for the year ended December 31, 2022.  The degree to which potential supply chain constraints may affect new vehicle production capacity in 2023 is difficult to determine, with the current 2023 outlook for the SAAR estimated to be approximately 15.7 million vehicles, which again remains below the historical average.  From 2012 to 2022, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 9.9%, from 11.1 years in 2012 to 12.2 years in 2022.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from the current environment of elevated new and used vehicle prices, as consumers are more willing to continue to invest in their current vehicle.

We believe the increase in average vehicle age over the long term can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains, interiors and exteriors, coupled with consumers’ willingness to invest in maintaining these higher-mileage, better built vehicles.  As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty.  These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures, and generally require more maintenance than newer vehicles.  We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles, and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended June 30, 2023, increased $398 million, or 11%, to $4.07 billion from $3.67 billion for the same period one year ago.  Sales for the six months ended June 30, 2023, increased $810 million or 12% to $7.78 billion from $6.97 billion for the same period one year ago.  Comparable store sales for stores open at least one year increased 9.0% and 4.3% for the three months ended June 30, 2023 and 2022, respectively.  Comparable store sales for stores open at least one year increased 9.8% and 4.5% for the six months ended June 30, 2023 and 2022, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, and sales to Team Members.  Online sales for ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation. We opened 42 and 100 net, new stores during the three and six months ended June 30, 2023, respectively, compared to opening 62 and 116 net, new stores during the three and six months ended June 30, 2022, respectively.  We anticipate total new store growth to be 180 to 190 net, new store openings in 2023.

The increase in sales for the three months ended June 30, 2023, was primarily the result of the 9.0% increase in domestic comparable store sales and a $75 million increase in sales from new stores opened in 2022 and 2023 that are not considered comparable stores.  The increase in sales for the six months ended June 30, 2023, was primarily the result of 9.8% increase in domestic comparable store sales and a $143 million increase in sales from new stores opened in 2022 and 2023 that are not considered comparable stores.  Our comparable store sales increases for the three and six months ended June 30, 2023, were driven by increases in average ticket values for both professional service provider and DIY customers and positive transaction counts from professional service provider customers, partially offset by negative transaction counts from DIY customers for the six months ended June 30, 2023.  Transaction counts for DIY customers for the three months ended June 30, 2023, were flat.  Average ticket values benefited from increases in average selling prices, on a same-SKU basis, as compared to the same period in 2022, driven by increases in acquisition costs of inventory, which were passed on in selling prices.  Average ticket values also continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  The increase in professional service provider customer transaction counts was driven by consistently exceptional execution of our strategies surrounding superior service, inventory availability, and competitive pricing.  The decrease in DIY customer transaction counts for the six months ended was driven by broader industry dynamics on reduced repair frequency.

See Note 10 “Revenue” to the Condensed Consolidated Financial Statements for further information concerning the Company’s sales.

Gross profit:

Gross profit for the three months ended June 30, 2023, increased 11% to $2.09 billion (or 51.3% of sales) from $1.88 billion (or 51.3% of sales) for the same period one year ago.  Gross profit for the six months ended June 30, 2023, increased 11% to $3.98 billion (or 51.1% of sales) from $3.59 billion (or 51.6% of sales) for the same period one year ago.  The increases in gross profit dollars for the three and six months ended June 30, 2023, were primarily the result of the increase in comparable store sales at existing stores and sales from new stores.  Gross profit as a percentage of sales for the three months ended June 30, 2023, was flat, as compared to the same period one year ago.  The decrease in gross profit as a percentage of sales for the six months ended June 30, 2023, was primarily due to the impact of the rollout of our professional pricing initiative in the first quarter of 2022, which was a strategic investment aimed at ensuring we are more competitively priced on the professional side of our business, a greater percentage of our total sales mix being generated from professional service provider customers, which carry a lower gross margin than DIY sales, and a benefit in the prior year from selling through inventory purchased prior to recent acquisition cost increases and corresponding selling price increases.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2023, increased 14% to $1.23 billion (or 30.3% of sales) from $1.09 billion (or 29.6% of sales) for the same period one year ago.  SG&A for the six months ended June 30, 2023, increased 13% to $2.41 billion (or 30.9% of sales) from $2.12 billion (or 30.5% of sales) for the same period one year ago.  The increases in total SG&A dollars for the three and six months ended June 30, 2023, were primarily the result of additional Team Members, facilities, and vehicles to support our increased sales and store count.  The increase in SG&A as a percentage of sales for the three months ended June 30, 2023, was principally due to increased store staffing to support superior service levels, increased expense for the market value performance of the Company’s Deferred Compensation Plan, depreciation costs on accelerated refreshment of store delivery fleet, investment initiatives aimed at refreshing the image and appearance of our stores, increased cost for self-insured auto liability exposure, which was driven by inflation in claim costs, and our transition to enhanced benefit programs for our Team Members.  The increase in SG&A as a percentage of sales for the six months ended June 30, 2023, was primarily the result of the items discussed above, as well as the costs associated with the resumption of our annual in-person leadership conference.  See Note 11 “Share-Based Compensation and Benefit Plans” to the Condensed Consolidated Financial Statements for further information concerning the Company’s Deferred Compensation Plan.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended June 30, 2023, increased 7% to $854 million (or 21.0% of sales) from $799 million (or 21.8% of sales) for the same period one year ago.  As a result of the impacts discussed above, operating income for the six months ended June 30, 2023, increased 7% to $1.57 billion (or 20.2% of sales) from $1.47 billion (or 21.1% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended June 30, 2023, increased 8% to $45 million (or 1.1% of sales) from $41 million (or 1.1% of sales) for the same period one year ago.  Total other expense for the six months ended June 30, 2023, increased 8% to $84 million (or 1.1% of sales) from $78 million (or 1.1% of sales) for the same period one year ago.  The increases in total other expense for the three and six months ended June 30, 2023, were the result of increased interest expense on higher average outstanding borrowings, partially offset by an increase in the value of our trading securities, as compared to a decrease in the same period one year ago.  See Note 6 “Financing” to the Condensed Consolidated Financial Statements for further information concerning the Company’s borrowings.  See Note 3 “Fair Value Measurements” to the Condensed Consolidated Financial Statements for further information concerning the Company’s trading securities.

Income taxes:

Our provision for income taxes for the three months ended June 30, 2023, increased 1% to $182 million (22.5% effective tax rate) from $181 million (23.8% effective tax rate) for the same period one year ago.  Our provision for income taxes for the six months ended June 30, 2023, increased 3% to $342 million (23.0% effective tax rate) from $332 million (23.9% effective tax rate) for the same period one year ago.  The increases in our provision for income taxes for the three and six months ended June 30, 2023, were the result of higher taxable income, partially offset by higher excess tax benefits from share-based compensation in the current periods, as compared to the same period one year ago.  The decreases in our effective tax rate for the three and six months ended June 30, 2023, were the result of higher excess tax benefits from share-based compensation in the current periods, as compared to the same period one year ago.

Net income:

As a result of the impacts discussed above, net income for the three months ended June 30, 2023, increased 9% to $627 million (or 15.4% of sales) from $577 million (or 15.7% of sales) for the same period one year ago.  As a result of the impacts discussed above, net income for the six months ended June 30, 2023, increased 8% to $1.14 billion (or 14.7% of sales) from $1.06 billion (or 15.2% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended June 30, 2023, increased 16% to $10.22 on 61 million shares from $8.78 on 66 million shares for the same period one year ago.  Our diluted earnings per common share for the six months ended June 30, 2023, increased 16% to $18.49 on 62 million shares from $15.94 on 66 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended
	June 30,
Liquidity:	2023	2022
Total cash provided by/(used in):
Operating activities	$1,651,369	$1,391,973
Investing activities	(460,006)	(224,865)
Financing activities	(1,243,149)	(1,275,489)
Effect of exchange rate changes on cash	1,083	172
Net decrease in cash and cash equivalents	$(50,703)	$(108,209)

Capital expenditures	$460,942	$228,921
Free cash flow (1)	1,167,288	1,153,153
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period. See page 23 for the reconciliation of the calculation of free cash flow.

Operating activities:

The increase in net cash provided by operating activities during the six months ended June 30, 2023, compared to the same period in 2022, was primarily due to an increase in income taxes payable, an increase in net income, a smaller decrease in accrued benefits and withholdings, partially offset by a smaller decrease in net inventory investment, as compared to the same period in 2022.  The increase in income taxes payable was primarily attributable to the timing of tax payments in anticipation of benefits from the expected purchase of federal renewable energy tax credits.  The decrease in accrued benefits and withholdings was due to lower accrued incentive compensation payments in 2023, versus the same period in 2022.

Investing activities:

The increase in net cash used in investing activities during the six months ended June 30, 2023, compared to the same period in 2022, was the result of an increase in capital expenditures.  The increase in capital expenditures was primarily due to an increase in store and distribution enhancement and expansion projects, as well as an increase in vehicle fleet upgrade investments, in the current period, as compared to the same period in the prior year.

Financing activities:

The decrease in net cash used in financing activities during the six months ended June 30, 2023, compared to the same period in 2022, was attributable to net borrowings on our revolving credit facility in 2023 and a lower level of repurchases of our common stock in the current period, as compared to the same period in the prior year, partially offset by the issuance of $850 million aggregate principal amount of senior notes in the prior year and the redemption of $300 million aggregate principal amount of senior notes in the current period.

Debt instruments:

See Note 6 “Financing” to the Condensed Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit and unsecured senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of June 30, 2023, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.55 times and 6.89 times as of June 30, 2023 and 2022, respectively, and a consolidated leverage ratio of 1.81 times and 1.84 times as of June 30, 2023 and 2022, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended June 30, 2023 and 2022 (dollars in thousands):

		For the Twelve Months Ended
		June 30,
		2023	2022
GAAP net income		$2,258,260	$2,136,265
Add:	Interest expense	179,654	141,830
	Rent expense (1)	409,323	380,417
	Provision for income taxes	636,388	619,047
	Depreciation expense	377,089	329,420
	Amortization expense	4,472	7,925
	Non-cash share-based compensation	28,327	24,783
Non-GAAP EBITDAR		$3,893,513	$3,639,687

	Interest expense	$179,654	$141,830
	Capitalized interest	5,262	6,194
	Rent expense (1)	409,323	380,417
Total fixed charges		$594,239	$528,441

Consolidated fixed charge coverage ratio		6.55	6.89

GAAP debt		$4,873,702	$4,669,833
Add:	Stand-by letters of credit	111,428	108,891
	Discount on senior notes	5,888	6,692
	Debt issuance costs	20,410	23,475
	Five-times rent expense	2,046,615	1,902,085
Non-GAAP adjusted debt		$7,058,043	$6,710,976

Consolidated leverage ratio		1.81	1.84
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended June 30, 2023 and 2022 (in thousands):

		For the Twelve Months Ended
		June 30,
		2023	2022
Total lease cost, per ASC 842		$485,805	$453,697
Less:	Variable non-contract operating lease components, related to property taxes and insurance	76,482	73,280
Rent expense		$409,323	$380,417

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the six months ended June 30, 2023 and 2022 (in thousands):

		For the Six Months Ended
		June 30,
		2023	2022
Cash provided by operating activities		$1,651,369	$1,391,973
Less:	Capital expenditures	460,942	228,921
	Excess tax benefit from share-based compensation payments	18,990	5,819
	Investment in tax credit equity investments	4,149	4,080
Free cash flow		$1,167,288	$1,153,153

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted Term SOFR Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of June 30, 2023, we had outstanding borrowings under our Revolving Credit Facility in the amount of $800.0 million, at the weighted-average variable interest rate of 6.390%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $6.0 million.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of June 30, 2023, our cash and cash equivalents totaled $57.9 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $294.7 million at June 30, 2023.  The period-end exchange rate of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 13.8% from December 31, 2022.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at June 30, 2023, would be approximately $26.8 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2023, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the six months ended June 30, 2023. The following table identifies all repurchases during the three months ended June 30, 2023, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
April 1, 2023, to April 30, 2023	170	$866.61	170	$464,678
May 1, 2023, to May 31, 2023	132	932.08	132	2,341,640
June 1, 2023, to June 30, 2023	450	910.49	450	$1,931,890
Total as of June 30, 2023	752	$904.37	752
(1)	The authorization under the share repurchase program that currently has capacity is scheduled to expire on May 23, 2026. No other share repurchase programs existed during the six months ended June 30, 2023. See Note 8 “Share Repurchase Program” to the Condensed Consolidated Financial Statements for further information on our share repurchases.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan Elections:

None of the Company’s Directors or Officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2023.

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
10.1 *

First Amendment to the Credit Agreement, dated as of March 6, 2023, among O’Reilly Automotive, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 9, 2023, is incorporated herein by this reference.

10.2 (a)	O’Reilly Automotive, Inc. 2009 Stock Purchase Plan, as Amended and Restated May 4, 2016, and further Amended and Restated May 18, 2023, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 **	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 **	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	iXBRL Taxonomy Extension Schema.
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase.
101.DEF	iXBRL Taxonomy Extension Definition Linkbase.
101.LAB	iXBRL Taxonomy Extension Label Linkbase.
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted as Inline XBRL, contained in Exhibit 101 attachments.

(a)	Management contract or compensatory plan or arrangement
* **	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

August 8, 2023	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
Chief Executive Officer
(Principal Executive Officer)

August 8, 2023	/s/	Jeremy A. Fletcher
Date	Jeremy A. Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)