Form 10-Q
period 2023-09-30
O REILLY AUTOMOTIVE INC
filed 2023-11-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 59,162,175 shares outstanding as of October 30, 2023.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$82,664	$108,583
Accounts receivable, net	399,654	343,155
Amounts receivable from suppliers	156,727	127,019
Inventory	4,631,511	4,359,126
Other current assets	107,156	110,376
Total current assets	5,377,712	5,048,259

Property and equipment, at cost	8,136,342	7,438,065
Less: accumulated depreciation and amortization	3,248,165	3,014,024
Net property and equipment	4,888,177	4,424,041

Operating lease, right-of-use assets	2,213,884	2,112,267
Goodwill	895,399	884,445
Other assets, net	176,666	158,967
Total assets	$13,551,838	$12,627,979

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,199,816	$5,881,157
Self-insurance reserves	128,892	138,926
Accrued payroll	124,040	126,888
Accrued benefits and withholdings	170,550	166,433
Income taxes payable	325,693	—
Current portion of operating lease liabilities	385,942	366,721
Other current liabilities	496,149	383,692
Total current liabilities	7,831,082	7,063,817

Long-term debt	5,102,350	4,371,653
Operating lease liabilities, less current portion	1,895,991	1,806,656
Deferred income taxes	282,894	245,347
Other liabilities	199,990	201,258

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
59,621,138 as of September 30, 2023, and
62,353,221 as of December 31, 2022	596	624
Additional paid-in capital	1,341,163	1,311,488
Retained deficit	(3,132,517)	(2,375,860)
Accumulated other comprehensive income	30,289	2,996
Total shareholders’ deficit	(1,760,469)	(1,060,752)

Total liabilities and shareholders’ deficit	$13,551,838	$12,627,979

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales	$4,203,380	$3,798,619	$11,980,235	$10,765,367
Cost of goods sold, including warehouse and distribution expenses	2,042,917	1,863,657	5,842,861	5,237,615
Gross profit	2,160,463	1,934,962	6,137,374	5,527,752

Selling, general and administrative expenses	1,263,241	1,130,768	3,669,734	3,255,478
Operating income	897,222	804,194	2,467,640	2,272,274

Other income (expense):
Interest expense	(51,361)	(43,164)	(145,520)	(115,389)
Interest income	1,292	1,435	2,920	2,627
Other, net	(486)	(616)	8,179	(7,104)
Total other expense	(50,555)	(42,345)	(134,421)	(119,866)

Income before income taxes	846,667	761,849	2,333,219	2,152,408
Provision for income taxes	196,840	176,411	539,142	508,330
Net income	$649,827	$585,438	$1,794,077	$1,644,078

Earnings per share-basic:
Earnings per share	$10.82	$9.25	$29.46	$25.30
Weighted-average common shares outstanding – basic	60,082	63,288	60,905	64,979

Earnings per share-assuming dilution:
Earnings per share	$10.72	$9.17	$29.20	$25.08
Weighted-average common shares outstanding – assuming dilution	60,590	63,860	61,445	65,566

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$649,827	$585,438	$1,794,077	$1,644,078
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,782)	(372)	27,293	2,816
Total other comprehensive (loss) income	(5,782)	(372)	27,293	2,816

Comprehensive income	$644,045	$585,066	$1,821,370	$1,646,894

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at June 30, 2023	60,402	$604	$1,330,270	$(2,994,418)	$36,071	$(1,627,473)
Net income	—	—	—	649,827	—	649,827
Total other comprehensive loss	—	—	—	—	(5,782)	(5,782)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	7	—	5,239	—	—	5,239
Net issuance of common stock upon exercise of stock options	64	1	17,685	—	—	17,686
Share based compensation	—	—	6,900	—	—	6,900
Share repurchases, including fees	(852)	(9)	(18,931)	(780,589)	—	(799,529)
Excise tax on share repurchases	—	—	—	(7,337)	—	(7,337)
Balance at September 30, 2023	59,621	$596	$1,341,163	$(3,132,517)	$30,289	$(1,760,469)

	For the Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at December 31, 2022	62,353	$624	$1,311,488	$(2,375,860)	$2,996	$(1,060,752)
Net income	—	—	—	1,794,077	—	1,794,077
Total other comprehensive income	—	—	—	—	27,293	27,293
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	22	—	16,649	—	—	16,649
Net issuance of common stock upon exercise of stock options	207	2	56,483	—	—	56,485
Share-based compensation	—	—	20,555	—	—	20,555
Share repurchases, including fees	(2,961)	(30)	(64,012)	(2,526,938)	—	(2,590,980)
Excise tax on share repurchases	—	—	—	(23,796)	—	(23,796)
Balance at September 30, 2023	59,621	$596	$1,341,163	$(3,132,517)	$30,289	$(1,760,469)

	For the Three Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at June 30, 2022	63,753	$638	$1,286,651	$(2,391,108)	$(3,611)	$(1,107,430)
Net income	—	—	—	585,438	—	585,438
Total other comprehensive loss	—	—	—	—	(372)	(372)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	7	—	4,698	—	—	4,698
Net issuance of common stock upon exercise of stock options	78	1	16,765	—	—	16,766
Share based compensation	—	—	5,752	—	—	5,752
Share repurchases, including fees	(1,039)	(11)	(21,141)	(689,163)	—	(710,315)
Balance at September 30, 2022	62,799	$628	$1,292,725	$(2,494,833)	$(3,983)	$(1,205,463)

	For the Nine Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at December 31, 2021	67,029	$670	$1,305,508	$(1,365,802)	$(6,799)	$(66,423)
Net income	—	—	—	1,644,078	—	1,644,078
Total other comprehensive income	—	—	—	—	2,816	2,816
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	26	—	15,272	—	—	15,272
Net issuance of common stock upon exercise of stock options	169	2	42,786	—	—	42,788
Share-based compensation	—	—	17,563	—	—	17,563
Share repurchases, including fees	(4,425)	(44)	(88,404)	(2,773,109)	—	(2,861,557)
Balance at September 30, 2022	62,799	$628	$1,292,725	$(2,494,833)	$(3,983)	$(1,205,463)

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net income	$1,794,077	$1,644,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	296,583	258,048
Amortization of debt discount and issuance costs	3,597	3,490
Deferred income taxes	35,982	42,673
Share-based compensation programs	21,948	18,913
Other	3,574	716
Changes in operating assets and liabilities:
Accounts receivable	(58,658)	(69,965)
Inventory	(263,896)	(450,991)
Accounts payable	315,910	878,501
Income taxes payable	353,366	73,853
Other	15,172	(46,296)
Net cash provided by operating activities	2,517,655	2,353,020

Investing activities:
Purchases of property and equipment	(753,958)	(388,820)
Proceeds from sale of property and equipment	10,461	10,829
Investment in tax credit equity investments	(4,150)	(5,262)
Other	(2,126)	(448)
Net cash used in investing activities	(749,773)	(383,701)

Financing activities:
Proceeds from borrowings on revolving credit facility	3,227,000	785,800
Payments on revolving credit facility	(3,227,000)	(785,800)
Net proceeds from commercial paper	1,025,075	—
Proceeds from the issuance of long-term debt	—	847,314
Principal payments on long-term debt	(300,000)	(300,000)
Payment of debt issuance costs	(39)	(6,442)
Repurchases of common stock	(2,590,980)	(2,861,557)
Net proceeds from issuance of common stock	71,604	56,575
Other	(354)	(350)
Net cash used in financing activities	(1,794,694)	(2,264,460)

Effect of exchange rate changes on cash	893	88
Net decrease in cash and cash equivalents	(25,919)	(295,053)
Cash and cash equivalents at beginning of the period	108,583	362,113
Cash and cash equivalents at end of the period	$82,664	$67,060

Supplemental disclosures of cash flow information:
Income taxes paid	$147,128	$392,490
Interest paid, net of capitalized interest	127,085	99,674

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction, and other operating decisions and activities.  As of September 30, 2023, the Company had invested in six unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.

The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $37.1 million as of September 30, 2023, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022.  The Company recorded a decrease in fair value related to its marketable securities in the amount of $1.4 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded an increase in fair value related to its marketable securities in the amount of $3.6 million and a decrease in fair value related to its marketable securities in the amount of $11.2 million for the nine months ended September 30, 2023 and 2022, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of September 30, 2023, and December 31, 2022 (in thousands):

September 30, 2023
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$54,631	$—	$—	$54,631

December 31, 2022
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$49,371	$—	$—	$49,371

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of September 30, 2023, and December 31, 2022, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes, unsecured revolving credit facility borrowings, and commercial paper program borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of September 30, 2023, and December 31, 2022, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$4,074,674	$3,731,165	$4,371,653	$4,119,777

The carrying amount of the Company’s unsecured revolving credit facility approximates fair value (Level 2), as borrowings under the facility bear variable interest at current market rates.  The carrying amount of the Company’s commercial paper program approximates fair value (Level 2), as borrowings under the program bear interest at market rates prevailing at the time of issuance.  See Note 6 for further information concerning the Company’s senior notes, unsecured revolving credit facility, and commercial paper program.

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers, and accounts payable.  Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 4 – LEASES

The Company leases certain office space, retail stores, distribution centers, and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three and nine months ended September 30, 2023 and 2022, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$100,559	$92,677	$296,624	$273,475
Short-term operating lease cost	1,708	2,594	7,213	7,710
Variable operating lease cost	25,696	23,547	75,257	70,650
Sublease income	(1,143)	(1,553)	(3,632)	(3,975)
Total lease cost	$126,820	$117,265	$375,462	$347,860

The following table summarizes other lease-related information for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$291,033	$272,620
Right-of-use assets obtained in exchange for new operating lease liabilities	324,893	341,272

NOTE 5 – SUPPLIER FINANCE PROGRAMS

The Company has established and maintains supplier finance programs with certain third-party financial institutions, which allow participating merchandise suppliers to voluntarily elect to assign the Company’s payment obligations due to these merchandise suppliers to one of the designated third-party institutions.  Under these supplier finance programs, the Company has agreed to pay the third-party financial institutions the stated amount of confirmed merchandise supplier invoices on the original maturity dates of the invoices, which are generally for a term of one year.  The Company does not have any assets pledged as security or other forms of guarantees for the committed payment to the third-party financial institutions.  As of September 30, 2023, and December 31, 2022, the Company had obligations outstanding under these programs for invoices that were confirmed as valid to the third-party financial institutions in the amounts of $4.4 billion and $4.2 billion, respectively, which were included as a component of “Accounts payable” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 6 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Commercial paper program, weighted-average variable interest rate of 5.578%	1,030,000	—
3.850% Senior Notes due 2023, effective interest rate of 3.851%	—	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	850,000
Total principal amount of debt	5,130,000	4,400,000
Less: Unamortized discount and debt issuance costs	27,650	28,347
Total long-term debt	$5,102,350	$4,371,653

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

As of September 30, 2023, and December 31, 2022, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability, and other insurance policies, under the Credit Agreement in the amounts of $4.9 million and $5.1 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of these outstanding letters of credit have a one-year term from the date of issuance.  As of September 30, 2023, and December 31, 2022, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted Term SOFR Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of September 30, 2023, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Term Benchmark Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights, and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from lenders.  As of September 30, 2023, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of September 30, 2023, and December 31, 2022, respectively, the Company had additional outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability, and other insurance policies, in the amount of $106.8 million and $96.6 million.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Commercial paper program:

On August 9, 2023, the Company established a commercial paper program (the “Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $1.8 billion.  The Notes will have maturities of up to 397 days from the date of issue.  The Notes rank at least pari passu with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company plans to use its Revolving Credit Facility as a liquidity backstop for the repayment of Notes outstanding under the Program.  The Notes issued under the Program were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2023, as the Company has the ability and intent to refinance these Notes on a long-term basis.

Senior notes:

On June 15, 2023, the Company’s $300 million aggregate principal amount of unsecured 3.850% Senior Notes due 2023 matured, and the Company repaid these notes using borrowings under our Revolving Credit Facility.

As of September 30, 2023, the Company has issued and outstanding a cumulative $4.1 billion aggregate principal amount of unsecured senior notes, which are due between 2026 and 2032, with UMB Bank, N.A. and U.S. Bank Trust Company, National Association as trustees.  Interest on the senior notes, ranging from 1.750% to 4.700%, is payable semi-annually and is computed on the basis of a 360-day year.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2023.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine months ended September 30, 2023 (in thousands):

Warranty liabilities, balance at December 31, 2022	$98,564
Warranty claims	(135,309)
Warranty accruals	151,460
Foreign currency translation	60
Warranty liabilities, balance at September 30, 2023	$114,775

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

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Shares repurchased	852	1,039	2,961	4,425
Average price per share	$938.11	$683.09	$874.99	$646.61
Total investment	$799,520	$710,304	$2,590,950	$2,861,513

As of September 30, 2023, the Company had $1.1 billion remaining under its share repurchase authorization.  Excise tax on shares repurchased, assessed at one percent of the fair market value of net shares repurchased, was $23.8 million for the nine months ended September 30, 2023.

Subsequent to the end of the third quarter and through November 8, 2023, the Company repurchased 0.5 million additional shares of its common stock under its share repurchase program, at an average price of $911.88, for a total investment of $444.4 million.  The Company has repurchased a total of 94.0 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 8, 2023, at an average price of $245.43, for a total aggregate investment of $23.1 billion.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at June 30, 2023	$36,071	$36,071
Change in accumulated other comprehensive loss	(5,782)	(5,782)
Accumulated other comprehensive income, balance at September 30, 2023	$30,289	$30,289

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at December 31, 2022	$2,996	$2,996
Change in accumulated other comprehensive income	27,293	27,293
Accumulated other comprehensive income, balance at September 30, 2023	$30,289	$30,289

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at June 30, 2022	$(3,611)	$(3,611)
Change in accumulated other comprehensive loss	(372)	(372)
Accumulated other comprehensive loss, balance at September 30, 2022	$(3,983)	$(3,983)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2021	$(6,799)	$(6,799)
Change in accumulated other comprehensive income	2,816	2,816
Accumulated other comprehensive loss, balance at September 30, 2022	$(3,983)	$(3,983)
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 10 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales to do-it-yourself customers	$2,206,511	$2,086,201	$6,254,980	$5,914,238
Sales to professional service provider customers	1,914,884	1,630,571	5,480,212	4,601,111
Other sales and sales adjustments	81,985	81,847	245,043	250,018
Total sales	$4,203,380	$3,798,619	$11,980,235	$10,765,367

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

The table below identifies stock option activity under these plans during the nine months ended September 30, 2023 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2022	1,069	$356.76
Granted	87	856.08
Exercised	(207)	272.39
Forfeited or expired	(12)	573.96
Outstanding at September 30, 2023	937	$419.41
Exercisable at September 30, 2023	669	$323.28

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility, and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the nine months ended September 30, 2023 and 2022:

	September 30,
	2023		2022
Risk free interest rate	3.92%		2.00%
Expected life	6.3	Years	6.3	Years
Expected volatility	29.0%		28.8%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Compensation expense for stock options awarded	$5,977	$4,924	$17,892	$15,134
Income tax benefit from compensation expense related to stock options	1,476	1,222	4,417	3,756

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023, was $321.36, compared to $219.30 for the nine months ended September 30, 2022.  The remaining unrecognized compensation expense related to unvested stock option awards at September 30, 2023, was $43.4 million, and the weighted-average period of time over which this cost will be recognized is 2.7 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Compensation expense for shares issued under the ESPP	$923	$828	$2,663	$2,429
Income tax benefit from compensation expense related to shares issued under the ESPP	228	205	657	603
Compensation expense for restricted shares awarded	477	459	1,393	1,350
Income tax benefit from compensation expense related to restricted awards	$118	$114	$344	$335

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  The Company may also make additional discretionary profit sharing contributions to the 401(k) Plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the nine months ended September 30, 2023 or 2022.  The Company expensed matching contributions under the 401(k) Plan in the amount of $13.4 million and $9.5 million for the three months ended September 30, 2023 and 2022, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the 401(k) Plan in the amount of $35.9 million and $27.3 million for the nine months ended September 30, 2023 and 2022, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

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

The liability for compensation deferred under the Deferred Compensation Plan was $54.6 million and $49.4 million as of September 30, 2023, and December 31, 2022, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets.  The Company did not make any discretionary contributions to the Deferred Compensation Plan during the nine months ended September 30, 2023 or 2022.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million and $0.1 million for each of the three months ended September 30, 2023 and 2022, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of September 30, 2023, and December 31, 2022, there were 13,079 and 13,159 stock appreciation rights outstanding, respectively.  During the nine months ended September 30, 2023, there were 1,714 stock appreciation rights granted, 1,187 stock appreciation rights exercised, and 607 stock appreciation rights forfeited.  The liability for compensation to be paid for redeemed stock appreciation rights was $3.8 million and $2.9 million as of September 30, 2023, and December 31, 2022, respectively, which were included in “Other liabilities” on the Condensed Consolidated Balance Sheets.  The Company recorded compensation benefit for stock appreciation rights in the amount of $0.1 million and compensation expense for stock appreciation rights in the amount of $0.6 million for the three months ended September 30, 2023 and 2022, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded compensation expense for stock appreciation rights in the amount of $0.6 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 12 – COMMITMENTS

Renewable energy tax credits:

The Company has entered into an agreement to purchase federal renewable energy tax credits (“RETC”).  As of September 30, 2023, the Company has committed to purchase approximately $300 million RETCs upon the credit transfer date, which is anticipated to occur by September of 2024.

NOTE 13 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator (basic and diluted):
Net income	$649,827	$585,438	$1,794,077	$1,644,078

Denominator:
Weighted-average common shares outstanding – basic	60,082	63,288	60,905	64,979
Effect of stock options (1)	508	572	540	587
Weighted-average common shares outstanding – assuming dilution	60,590	63,860	61,445	65,566

Earnings per share:
Earnings per share-basic	$10.82	$9.25	$29.46	$25.30
Earnings per share-assuming dilution	$10.72	$9.17	$29.20	$25.08

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	83	139	98	145
Weighted-average exercise price per share of antidilutive stock options (1)	$853.21	$660.74	$824.23	$658.74
(1)	See Note 11 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and nine months ended September 30, 2023 and 2022, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

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

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the three and nine months ended September 30, 2023 and 2022;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

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

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States, Puerto Rico, and Mexico.  We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our goal is to achieve growth in sales and profitability by capitalizing on our competitive advantages, such as our dual market strategy, superior customer service provided by well-trained and technically proficient Team Members, and strategic distribution and hub store network that provides same day and over-night inventory access for our stores to offer a broad selection of product offerings.  The successful execution of our growth strategy includes aggressively opening new stores, growing sales in existing stores, continually enhancing merchandising and store layouts, and implementing our Omnichannel initiatives.  As of September 30, 2023, we operated 6,063 stores in 48 U.S. states and Puerto Rico and 48 stores in Mexico.

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

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. decreased 13.2% in 2020, as a result of responses to the coronavirus pandemic, including work from home arrangements and reduced travel.  Miles driven improved and increased 11.2% in 2021, and continued to improve and increased 0.9% in 2022, and year-to-date through August of 2023, miles driven have increased 2.4%.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended September 30, 2023, increased $405 million, or 11%, to $4.20 billion from $3.80 billion for the same period one year ago.  Sales for the nine months ended September 30, 2023, increased $1.21 billion or 11% to $11.98 billion from $10.77 billion for the same period one year ago.  Comparable store sales for stores open at least one year increased 8.7% and 7.6% for the three months ended September 30, 2023 and 2022, respectively.  Comparable store sales for stores open at least one year increased 9.4% and 5.6% for the nine months ended September 30, 2023 and 2022, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, and sales to Team Members.  Online sales for ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation. We opened 40 and 140 net, new stores during the three and nine months ended September 30, 2023, respectively, compared to opening 38 and 154 net, new stores during the three and nine months ended September 30, 2022, respectively.  We anticipate total new store growth to be 180 to 190 net, new store openings in 2023, and 190 to 200 net, new store openings in 2024.

The increase in sales for the three months ended September 30, 2023, was primarily the result of the 8.7% increase in domestic comparable store sales and a $78 million increase in sales from new stores opened in 2022 and 2023 that are not considered comparable stores.  The increase in sales for the nine months ended September 30, 2023, was primarily the result of the 9.4% increase in domestic comparable store sales and a $221 million increase in sales from new stores opened in 2022 and 2023 that are not considered comparable stores.  Our comparable store sales increase for three months ended September 30, 2023, was driven by an increase in average ticket values for both professional service provider and DIY customers and positive transaction counts from both professional service provider and DIY customers.  Our comparable store sales increase for the nine months ended September 30, 2023, was driven by an increase in average ticket value for both professional service provider and DIY customers and positive transaction counts from professional service provider customers.  Average ticket values benefited from increases in average selling prices, on a same-SKU basis, as compared to the same period in 2022, driven by increases in acquisition costs of inventory, which were passed on in selling prices.  Average ticket values also continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  The increases in transaction counts were driven by consistently exceptional execution of our strategies surrounding superior service, inventory availability, and competitive pricing, as well as hot weather across many of our markets during the three months ended September 30, 2023.

See Note 10 “Revenue” to the Condensed Consolidated Financial Statements for further information concerning the Company’s sales.

Gross profit:

Gross profit for the three months ended September 30, 2023, increased 12% to $2.16 billion (or 51.4% of sales) from $1.93 billion (or 50.9% of sales) for the same period one year ago.  Gross profit for the nine months ended September 30, 2023, increased 11% to $6.14 billion (or 51.2% of sales) from $5.53 billion (or 51.3% of sales) for the same period one year ago.  The increases in gross profit dollars for the three and nine months ended September 30, 2023, were primarily the result of the increase in comparable store sales at existing stores and sales from new stores.  The increase in gross profit as a percentage of sales for the three months ended September 30, 2023, was primarily due to improved acquisition costs, partially offset by a greater percentage of our total sales mix being generated from professional service provider customers, which carry a lower gross margin than DIY sales.  The decrease in gross profit as a percentage of sales for the nine months ended September 30, 2023, was primarily due to the impact of the rollout of our professional pricing initiative in the first quarter of 2022, which was a strategic investment aimed at ensuring we are more competitively priced on the professional side of our business, a greater percentage of our total sales mix being generated from professional service provider customers and a benefit in the prior year from selling through inventory purchased prior to more recent acquisition cost increases and corresponding selling price increases, partially offset by improved acquisition costs in the current period.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2023, increased 12% to $1.26 billion (or 30.1% of sales) from $1.13 billion (or 29.8% of sales) for the same period one year ago.  SG&A for the nine months ended September 30, 2023, increased 13% to $3.67 billion (or 30.6% of sales) from $3.26 billion (or 30.2% of sales) for the same period one year ago.  The increases in total SG&A dollars for the three and nine months ended September 30, 2023, were primarily the result of additional Team Members, facilities, and vehicles to support our increased sales and store count.  The increase in SG&A as a percentage of sales for the three months ended September 30, 2023, was principally due to increased store staffing to support superior service levels, depreciation costs on accelerated refreshment of store delivery fleet, investment initiatives aimed at refreshing the image and appearance of our stores, and our transition to enhanced benefit programs for our Team Members.  The increase in SG&A as a percentage of sales for the nine months ended September 30, 2023, was primarily the result of the items discussed above, as well as increased expense for the market value performance of the Company’s Deferred Compensation Plan and the costs associated with the resumption of our annual in-person leadership conference.  See Note 11 “Share-Based Compensation and Benefit Plans” to the Condensed Consolidated Financial Statements for further information concerning the Company’s Deferred Compensation Plan.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended September 30, 2023, increased 12% to $897 million (or 21.3% of sales) from $804 million (or 21.2% of sales) for the same period one year ago.  As a result of the impacts discussed above, operating income for the nine months ended September 30, 2023, increased 9% to $2.47 billion (or 20.6% of sales) from $2.27 billion (or 21.1% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended September 30, 2023, increased 19% to $51 million (or 1.2% of sales) from $42 million (or 1.1% of sales) for the same period one year ago.  Total other expense for the nine months ended September 30, 2023, increased 12% to $134 million (or 1.1% of sales) from $120 million (or 1.1% of sales) for the same period one year ago.  The increase in total other expense for the three months ended September 30, 2023, was the result of increased interest expense on higher average outstanding borrowings.  The increase in total other expense for the nine months ended September 30, 2023, was the result of increased interest expense on higher average outstanding borrowings, partially offset by an increase in the value of our trading securities, as compared to a decrease in the same period one year ago.  See Note 6 “Financing” to the Condensed Consolidated Financial Statements for further information concerning the Company’s borrowings.  See Note 3 “Fair Value Measurements” to the Condensed Consolidated Financial Statements for further information concerning the Company’s trading securities.

Income taxes:

Our provision for income taxes for the three months ended September 30, 2023, increased 12% to $197 million (23.2% effective tax rate) from $176 million (23.2% effective tax rate) for the same period one year ago.  Our provision for income taxes for the nine months ended September 30, 2023, increased 6% to $539 million (23.1% effective tax rate) from $508 million (23.6% effective tax rate) for the same period one year ago.  The increases in our provision for income taxes for the three and nine months ended September 30, 2023, were the result of higher taxable income, partially offset by higher excess tax benefits from share-based compensation in the current periods, as compared to the same periods one year ago.  Our effective tax rate for the three months ended September 30, 2023, was flat, as compared to the same period one year ago.  The decrease in our effective tax rate for the nine months ended September 30, 2023, was the result of higher excess tax benefits from share-based compensation in the current period, as compared to the same period one year ago.

Net income:

As a result of the impacts discussed above, net income for the three months ended September 30, 2023, increased 11% to $650 million (or 15.5% of sales) from $585 million (or 15.4% of sales) for the same period one year ago.  As a result of the impacts discussed above, net income for the nine months ended September 30, 2023, increased 9% to $1.79 billion (or 15.0% of sales) from $1.64 billion (or 15.3% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended September 30, 2023, increased 17% to $10.72 on 61 million shares from $9.17 on 64 million shares for the same period one year ago.  Our diluted earnings per common share for the nine months ended September 30, 2023, increased 16% to $29.20 on 61 million shares from $25.08 on 66 million shares for the same period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

Our long-term business strategy requires capital to open new stores, fund strategic acquisitions, expand distribution infrastructure, operate and maintain our existing stores, develop enhanced information technology systems and tools, and may include the opportunistic repurchase of shares of our common stock through our Board-approved share repurchase program.  Our material cash requirements necessary to maintain the current operations of our long-term business strategy include, but are not limited to, inventory purchases; human capital obligations, including payroll and benefits; contractual obligations, including debt and interest obligations; capital expenditures; payment of income taxes; and other operational priorities.  We expect to fund our short- and long-term cash and capital requirements with our primary sources of liquidity, which include funds generated from the normal course of our business operations, borrowings under our unsecured revolving credit facility and our commercial paper program, and senior note offerings.  However, there can be no assurance that we will continue to generate cash flows or maintain liquidity at or above recent levels, as we are unable to predict decreased demand for our products or changes in customer buying patterns.  Additionally, these factors could also impact our ability to meet the debt covenants of our credit agreement and, therefore, negatively impact the funds available under our unsecured revolving credit facility.

Other than the commitment discussed in Note 12 “Commitments” to the Condensed Consolidated Financial Statements, there have been no material changes to the contractual obligations, to which we are committed, since those discussed in our annual report on Form 10-K for the year ended December 31, 2022.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended
	September 30,
Liquidity:	2023	2022
Total cash provided by/(used in):
Operating activities	$2,517,655	$2,353,020
Investing activities	(749,773)	(383,701)
Financing activities	(1,794,694)	(2,264,460)
Effect of exchange rate changes on cash	893	88
Net decrease in cash and cash equivalents	$(25,919)	$(295,053)

Capital expenditures	$753,958	$388,820
Free cash flow (1)	1,731,695	1,944,638
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period. See page 23 for the reconciliation of the calculation of free cash flow.

Operating activities:

The increase in net cash provided by operating activities during the nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to an increase in income taxes payable, an increase in net income, and an increase in accrued benefits and withholdings, partially offset by a smaller decrease in net inventory investment, as compared to the same period in 2022.  The increase in income taxes payable was primarily attributable to the timing of tax payments in anticipation of benefits from the expected purchase of federal renewable energy tax credits.  The increase in accrued benefits and withholdings was due to higher accrued incentive compensation payments in 2023, versus the same period in 2022.

Investing activities:

The increase in net cash used in investing activities during the nine months ended September 30, 2023, compared to the same period in 2022, was the result of an increase in capital expenditures.  The increase in capital expenditures was primarily due to an increase in store and distribution enhancement and expansion projects, as well as an increase in vehicle fleet upgrade investments, in the current period, as compared to the same period in the prior year.

Financing activities:

The decrease in net cash used in financing activities during the nine months ended September 30, 2023, compared to the same period in 2022, was attributable to net proceeds from the commercial paper program in 2023 and a lower level of repurchases of our common stock in the current period, as compared to the same period in the prior year, partially offset by the issuance of $850 million aggregate principal amount of senior notes in the prior year.

Debt instruments:

See Note 6 “Financing” to the Condensed Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit, commercial paper program, and unsecured senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of September 30, 2023, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.56 times and 6.83 times as of September 30, 2023 and 2022, respectively, and a consolidated leverage ratio of 1.83 times and 1.74 times as of September 30, 2023 and 2022, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended September 30, 2023 and 2022 (dollars in thousands):

		For the Twelve Months Ended
		September 30,
		2023	2022
GAAP net income		$2,322,649	$2,163,051
Add:	Interest expense	187,851	150,121
	Rent expense (1)	417,988	386,409
	Provision for income taxes	656,817	633,581
	Depreciation expense	392,354	340,705
	Amortization expense	4,114	7,906
	Non-cash share-based compensation	29,493	25,025
Non-GAAP EBITDAR		$4,011,266	$3,706,798

	Interest expense	$187,851	$150,121
	Capitalized interest	6,025	5,902
	Rent expense (1)	417,988	386,409
Total fixed charges		$611,864	$542,432

Consolidated fixed charge coverage ratio		6.56	6.83

GAAP debt		$5,102,350	$4,370,772
Add:	Stand-by letters of credit	111,732	101,741
	Unamortized discount and debt issuance costs	27,650	29,228
	Five-times rent expense	2,089,940	1,932,045
Non-GAAP adjusted debt		$7,331,672	$6,433,786

Consolidated leverage ratio		1.83	1.74
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended September 30, 2023 and 2022 (in thousands):

		For the Twelve Months Ended
		September 30,
		2023	2022
Total lease cost, per ASC 842		$495,360	$460,299
Less:	Variable non-contract operating lease components, related to property taxes and insurance	77,372	73,890
Rent expense		$417,988	$386,409

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the nine months ended September 30, 2023 and 2022 (in thousands):

		For the Nine Months Ended
		September 30,
		2023	2022
Cash provided by operating activities		$2,517,655	$2,353,020
Less:	Capital expenditures	753,958	388,820
	Excess tax benefit from share-based compensation payments	27,852	14,300
	Investment in tax credit equity investments	4,150	5,262
Free cash flow		$1,731,695	$1,944,638

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted Term SOFR Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of September 30, 2023, we had no outstanding borrowings under our Revolving Credit Facility.

We are subject to interest rate risk to the extent we issue short-term, unsecured commercial paper notes under our commercial paper program (the “Program”) with variable interest rates.  As of September 30, 2023, we had outstanding borrowings under the Program in the amount of $1.0 billion, at the weighted-average variable interest rate of 5.578%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $5.8 million.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of September 30, 2023, our cash and cash equivalents totaled $82.7 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $317.6 million at September 30, 2023.  The period-end exchange rate of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 11.9% from December 31, 2022.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at September 30, 2023, would be approximately $28.9 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2023, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company had no sales of unregistered securities during the nine months ended September 30, 2023.  The following table identifies all repurchases during the three months ended September 30, 2023, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
July 1, 2023, to July 31, 2023	151	$950.55	151	$1,787,926
August 1, 2023, to August 31, 2023	370	935.43	370	1,441,906
September 1, 2023, to September 30, 2023	331	935.42	331	$1,132,370
Total as of September 30, 2023	852	$938.11	852
(1)	The authorization under the share repurchase program that currently has capacity is scheduled to expire on May 23, 2026. No other share repurchase programs existed during the nine months ended September 30, 2023. See Note 8 “Share Repurchase Program” to the Condensed Consolidated Financial Statements for further information on our share repurchases.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan Elections:

On August 23, 2023, Chris Mancini, Senior Vice President of Central Store Operations of the Company, established a plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, for the trading of the Company’s common stock.  The plan provides for the sale of up to 2,500 shares at specific market prices, subject to specified limitations over a period beginning on November 22, 2023 and ending on February 24, 2025.  The plan was established for the purposes of facilitating the exercise and subsequent sale of stock options with a ten-year contractual life that are due to expire August of 2025.  The plan was established during the Company’s unrestricted trading window and at a time when Mr. Mancini was not in possession of material, non-public information about the Company.  Mr. Mancini has informed the Company that he will publicly disclose, as required by federal securities laws, any option exercises and stock sales made under this plan.

None of the Company’s other Directors or Officers adopted, modified, or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement, as defined in Item 408(c) of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2023.

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

10.2 (a)

O’Reilly Automotive, Inc. 2009 Stock Purchase Plan, as Amended and Restated May 4, 2016, and further Amended and Restated May 18, 2023, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 8, 2023, is incorporated herein by this reference.

10.3

Form of Commercial Paper Dealer Agreement between O’Reilly Automotive, Inc., an issuer, and the applicable Dealer party, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2023, is incorporated herein by this reference.

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

O’REILLY AUTOMOTIVE, INC.

November 8, 2023	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
Chief Executive Officer
(Principal Executive Officer)

November 8, 2023	/s/	Jeremy A. Fletcher
Date	Jeremy A. Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)