Form 10-K
period 2023-12-31
O REILLY AUTOMOTIVE INC
filed 2024-02-28
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

At June 30, 2023, the aggregate market value of the voting stock held by non-affiliates of the Company was $48,266,172,701 based on the last price of the common stock reported by The Nasdaq Global Select Market.

At February 19, 2024, an aggregate of 59,036,585 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into Part III.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend,” or similar words.  In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues, and future performance.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties, and assumptions, including, but not limited to, the economy in general; inflation; consumer debt levels; product demand; a public health crisis; the market for auto parts; competition; weather; tariffs; availability of key products and supply chain disruptions; business interruptions, including terrorist activities, war and the threat of war; failure to protect our brand and reputation; challenges in international markets; volatility of the market price of our common stock; our increased debt levels; credit ratings on public debt; damage, failure, or interruption of information technology systems, including information security and cyber-attacks; historical growth rate sustainability; our ability to hire and retain qualified employees; risks associated with the performance of acquired businesses; and governmental regulations.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section in this annual report on Form 10-K for the year ended December 31, 2023, and subsequent Securities and Exchange Commission filings, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

PART I

Item 1. Business

GENERAL INFORMATION

Unless otherwise indicated, “we,” “us,” “our,” and similar terms, as well as references to the “Company,” refer to O’Reilly Automotive, Inc. and its Subsidiaries.  O’Reilly is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States (“U.S.”), selling our products to both do-it-yourself (“DIY”) and professional service provider customers, our “dual market strategy.”  The business was founded in 1957 by Charles F. O’Reilly and his son, Charles H. “Chub’’ O’Reilly, Sr., and initially operated from a single store in Springfield, Missouri. Our common stock has traded on The Nasdaq Global Select Market under the symbol “ORLY” since April 22, 1993.

At December 31, 2023, we operated 6,095 stores in 48 states in the United States and Puerto Rico and 62 stores in Mexico.  On December 18, 2023, we announced that we had entered into a definitive stock purchase agreement with the shareholders of Groupe Del Vasto, an auto parts supplier headquartered in Montreal, Quebec, Canada, under which O’Reilly would acquire all of the outstanding shares of Groupe Del Vasto and its affiliated entities.  In January of 2024, we completed the acquisition of Groupe Del Vasto.

Our stores carry an extensive product line, including

●	new and remanufactured automotive hard parts and maintenance items, such as alternators, batteries, brake system components, belts, chassis parts, driveline parts, engine parts, fuel pumps, hoses, starters, temperature control, water pumps, antifreeze, appearance products, engine additives, filters, fluids, lighting, oil, and wiper blades and
●	accessories, such as floor mats, seat covers, and truck accessories.

Our stores offer many enhanced services and programs to our customers, such as

●	battery diagnostic testing;
●	battery, wiper, and bulb replacement;
●	check engine light code extraction, where allowed by law, with diagnostic information, list of possible repair fixes, and referrals to trusted local repair shops provided;
●	custom hydraulic hoses;
●	drum and rotor resurfacing;
●	electrical and module testing;
●	loaner tool program;
●	professional paint shop mixing and related materials; and
●	used oil, oil filter, and battery recycling.

See the “Risk Factors” section of this annual report on Form 10-K for a description of certain risks relevant to our business.  These risk factors include, among others, risks related to deteriorating economic conditions; competition in the automotive aftermarket business; our sensitivity to regional economic and weather conditions; our relationships with key suppliers and availability of key products; business interruptions; failure to protect our brand and reputation; risks associated with international operations; unanticipated fluctuations in our quarterly results; the volatility of the market price of our common stock; our increased debt levels; a downgrade in our credit ratings; information and systems security, damage, and failure; failure to achieve our growth objectives; our dependence upon key personnel; our acquisition success; and litigation, environmental legislation, and other regulations.

OUR BUSINESS

Our goal is to continue to achieve growth in sales and profitability by capitalizing on our competitive advantages and executing our growth strategies.  We remain confident in our ability to continue to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values, including hard work, superior customer service, and expense control.  Our mission is to be the dominant auto parts provider in all the markets we serve by providing a higher level of customer service and a better value position than our competitors to both DIY and professional service provider customers.

Competitive Advantages

We believe our effective dual market strategy, superior customer service, technically proficient store personnel, strategic distribution network, and experienced management Team make up our key competitive advantages, which cannot be easily duplicated.

Proven Ability to Execute Our Dual Market Strategy:

For more than 40 years, we have established a track record of effectively serving, at a high level, both DIY and professional service provider customers.  We believe our proven ability to effectively execute a dual market strategy is a unique competitive advantage.  The execution of this strategy enables us to better compete by targeting a larger base of automotive aftermarket parts consumers, capitalizing on our existing store and distribution infrastructure, operating profitably in both large markets and less densely populated geographic areas that typically attract fewer national chain competitors, and enhancing service levels offered to DIY customers through the offering of a broad inventory and the extensive product knowledge required by professional service provider customers.

In 2023, we derived approximately 53% of our sales from our DIY customers and approximately 47% of our sales from our professional service provider customers.  Historically, we have increased our sales to professional service provider customers at a faster pace than the increase in our sales to DIY customers due to the more fragmented nature of the professional service provider business, which offers a greater opportunity for consolidation.  We believe we will continue to have a competitive advantage on the professional service provider portion of our business, due to our systems, knowledge, industry-leading parts availability, and experience serving the professional service provider side of the automotive aftermarket, augmented by our approximately 775 full-time sales staff dedicated solely to calling upon and servicing the professional service provider customer.  We will also continue to expand and enhance the level of offerings focused on growing our DIY business and will continue to execute our proven dual market strategy in both existing and new markets.

Superior Customer Service:

We seek to provide our customers with an efficient and pleasant in-store experience by maintaining attractive stores in convenient locations with a wide selection of automotive products.  We believe the satisfaction of DIY and professional service provider customers is substantially dependent upon our ability to provide, in a timely fashion, the correct automotive products needed to complete their repairs.  Accordingly, each O’Reilly store carries, or has same or next day availability to, a broad selection of automotive products designed to cover a wide range of vehicle applications.  We continuously refine the inventory levels and assortments carried in each of our stores and within our network, based in large part on the sales movement tracked by our inventory control system, market vehicle registration data, failure rates, and management’s assessment of the changes and trends in the marketplace.  We have no material backorders for the products we sell.

We seek to attract new DIY and professional service provider customers and retain existing customers by offering superior customer service, the key elements of which are identified below:

●	superior in-store service through highly-motivated, technically-proficient store personnel (“Professional Parts People”);
●	an extensive selection and superior availability of products;
●	many enhanced service programs, including battery and electrical testing, battery, wiper and bulb replacement, and check engine light code extractions with diagnostic support;
●	attractive stores in convenient locations;
●	competitive pricing, supported by a good, better, best product assortment designed to meet all of our customers’ quality and value preferences;
●	a robust point-of-sale system integrated with our proprietary electronic catalog, which contains a wide variety of product images, schematics and technical specifications, and equips our Team Members with highly effective tools to source products in our extensive supply network;
●	online ordering for our professional customers through our proprietary professional customer platform, www.FirstCallOnline.com, with local delivery available; and
●	online ordering, featuring “chat with a parts professional,” parts look up assistance for our DIY customers through our retail platform, www.OReillyAuto.com, with convenient store locations for pick up in store orders or home delivery.

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

Strategic Regional Tiered Distribution Network:

We believe our commitment to a robust, regional, tiered distribution network provides superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network.  Our strategic, regional, tiered distribution network includes distribution centers (“DCs”) and Hub stores.  Our inventory management and distribution systems electronically link each of our stores to one or more DCs, which provides for efficient inventory control and management.  We currently operate 30 regional DCs, which provide our stores with same-day or overnight access to an average of 152,000 stock keeping units (“SKUs”), many of which are hard-to-find items not typically stocked by other auto parts retailers.  To augment our robust distribution network, we operate a total of 385 Hub stores that also provide delivery service and same-day access to stores within the surrounding areas to an average of 52,000 SKUs, with Hubs in select markets carrying further enhanced inventory levels up to approximately 106,000 SKUs.  More than 95% of our stores receive multiple same-day deliveries and deliveries on weekends of hard to find parts from our DCs and Hub stores.  We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team:

Our Company philosophy is to “promote from within,” and the vast majority of our senior managers, district managers, and store managers have been promoted from within the Company.  We augment this “promote from within” philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience, technical proficiency, or subject matter expertise.  We have a strong management Team that has demonstrated the consistent ability to successfully execute our business plan and growth strategy by generating 31 consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993.  See our “Team Members and Human Capital Management” disclosure of the “Business” section of this annual report on Form 10-K for more information about our experienced management Team.

Growth Strategy

Aggressively Open New Stores:

We intend to continue to consolidate the fragmented automotive aftermarket.  During 2023, we opened 166 net, new domestic stores and 20 new stores in Mexico.  In 2024, we plan to open 190 to 200 net, new stores, which will increase our penetration in existing markets and allow for expansion into new, contiguous markets.  The sites for these new stores have been identified, and to date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O’Reilly stores.  We typically open new stores by

(i)	constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory;
(ii)	acquiring an independently owned auto parts store (“jobber store”), typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or
(iii)	purchasing multi-store chains.

New store sites are strategically located in clusters within geographic areas that complement our distribution network in order to achieve economies of scale in management, advertising, and distribution.  Other key factors we consider in the site selection process include population density and growth patterns, demographic lifestyle segmentation, age and per capita income, vehicle traffic counts, vehicles in operation, number and type of existing automotive repair facilities, and competing auto parts stores within a predetermined radius.

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

Continually Enhance Store Design and Location:

Our current prototype store design features optimized square footage, high ceilings, convenient interior store layouts, in-store signage, multilingual signage, bright lighting, convenient ingress and egress, ample parking, and dedicated counters to serve professional service provider customers, each designed to increase sales and operating efficiencies to enhance overall customer service.  We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance.  During 2023, we relocated 24 stores and performed minor to major updates or renovations to approximately 1,100 additional stores.  We believe that our ability to consistently achieve growth in comparable store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best attract and serve our customers.

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

Team Members and Human Capital Management

Our tradition for 67 years has been to treat all of our Team Members with honesty and respect and to commit significant resources to instill in them our “Live Green” culture, which emphasizes the importance of each Team Member’s contribution to the success of O’Reilly.  This focus on professionalism and respect has created an industry-leading Team, and we consider our relations with our Team Members to be excellent.

We are committed to providing a work environment that allows Team Members to feel highly valued and to be productive and effective in their jobs by maintaining an inclusive environment and healthy work/life balance, which we believe increases employee engagement.  Our ongoing emphasis on diversity and inclusion, including our policies, recruitment and selection procedures, onboarding processes, and training efforts, positively builds upon our successful “promote from within” philosophy and growth strategies.

Talent Acquisition, Retention, and Training:

Our Company knows the value of a tenured Team, which is why our philosophy is to “promote from within” first.  As management opportunities arise, we look first within the Company and promote those who have performed well, have the right expertise, and have shown leadership potential before looking outside the Company; however, we augment this philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience, customer service excellence, subject matter expertise, and strong culture fit.  This comprehensive approach increases Team Member commitment and has resulted in a very experienced leadership Team.  As of December 31, 2023, our strong management Team was comprised of 241 senior managers who average 19 years of service, 329 corporate managers who average 15 years of service, and 616 district managers who average 14 years of service.

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists, and other positions required to meet the specific needs of each store.  Each of our 616 district managers has general supervisory responsibility for an average of 10 stores, which provides our stores with strong operational support.

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

Additionally, we have extensive processes in place to specifically identify emerging talent and conduct formalized training focused on leadership development.  Store and district managers complete a comprehensive training program to ensure each has a thorough understanding of customer service, leadership, inventory management, and store profitability, as well as all other sales and operational aspects of our business model.  Store and district managers are also required to complete a structured training program that is specific to their position, including attending a week-long manager development program at the corporate headquarters in Springfield, Missouri.  Store and district managers also receive continuous training through online training programs, field workshops, regional meetings, and our annual leadership conference.

Diversity and Inclusion:

At O’Reilly, valuing diversity and inclusion is about creating an environment in which our Team Members feel included, respected, and have opportunities to do their best work and achieve their greatest potential.  We believe diversity within the workplace is crucial in running our business and building the best Team of Professional Parts People to serve our customers.  We are committed to recruiting and building a diverse team through inclusive talent acquisition, ongoing leadership development, and actively identifying emerging talent.  We have worked to expand opportunities for all of our Team Members through programs designed to prepare them to take on more responsibilities at every level of the organization.  We firmly believe that promoting from within is a differentiator in maximizing our diversity across the entire company.  In order to ensure our diversity and inclusion efforts are successful, we survey our Team Members, provide enhanced, collaborative learning through diversity and inclusion training and resources, and build network groups, action plans, and programs aimed at improving our work environments for our Team Members and customers.

Compensation, Benefits, and Recognition:

Our compensation philosophy has always been to incentivize Team Members to “run it like you own it,” and we continually evaluate and benchmark our comprehensive compensation programs to ensure they remain competitive, providing an important tool to attract and retain the best and most qualified Team Members in every market.  We provide financial incentives to all store Team Members through various incentive compensation programs.  Store team members have the opportunity to earn incentive pay that increases their base hourly wage consistent with their individual performance or the performance of their store.  Store managers, district managers, region directors, and division vice presidents have the ability to earn additional compensation above their salary or base hourly wage based upon the performance of their stores.  In addition, beginning with the district manager level, we augment our competitive programs with share-based compensation.  We believe our incentive compensation programs significantly increase the motivation and overall performance of our Team Members.

Just as pay, benefits, and growth opportunities are critically important to our Team Members’ success, we believe it is equally important to recognize Team Members for a job well done.  We regularly present many awards that range from recognizing individual service longevity to performance, allowing peer-to-peer recognition, or management nomination of an individual’s excellent performance.

Team Composition:

We recognize that each and every one of our Team Members plays a very important role in our ability to provide outstanding customer service and achieve consistent, successful performance.  As of January 31, 2024, we employed 90,302 Team Members (75,614 full-time Team Members and 14,688 part-time Team Members), of whom 73,578 were employed at our stores, 11,807 were employed at our

DCs, and 4,917 were employed at our corporate and regional offices.  Ours is an increasingly technical business creating the need for knowledgeable Professional Parts People, and our ongoing focus on developing a technically proficient Team has resulted in the growth of the mix of our full-time work force, increasing from 65% at January 31, 2020 to 84% at January 31, 2024.  While full-time Professional Parts People play a vital role in our ongoing success, the flexibility of incorporating part-time employment into our work force is also an important component of providing excellent customer service.  Many of our part-time Team Members choose to work at O’Reilly while attending school, or during other transitional periods in their lives, or simply because of their passion for cars and knowledge of auto parts.  Part-time Team Members have the opportunity to become career Professional Parts People because of our “promote from within” philosophy, and many of our leaders today began their careers as part-time Team Members in our stores or distribution centers.

A union represents 405 Team Members in 48 stores in the Greater Bay Area in California and has for many years.  There are 27 Team Members that drive over-the-road trucks in one of our domestic DCs that are also represented by a labor union.  Additionally, two unions represent approximately 1,126 Team Members in Mexico and two unions represent approximately 112 Team Members in Canada.  We consider our current relationship with these unions and union Team Members to be excellent.  With the exception of the previously described Team Members, our Team Members are not represented by labor unions.

Additional information about our Team Member population and human capital management practices can be found in our most recent Environmental, Social, and Governance report, which is available on our website at www.OReillyAuto.com.  Our Environmental, Social, and Governance report is not, and will not be deemed to be, a part of this annual report on Form 10-K for the year ended December 31, 2023, or incorporated by reference into any of our other filings with the Securities and Exchange Commission.

Store Network

New Store Site Selection:

In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in management, advertising, and distribution.  Other key factors we consider in the site selection process are

●	population density;
●	demographics, including age, life style, and per capita income;
●	market economic strength, retail draw, and growth patterns;
●	number, age, and percent of makes and models of registered vehicles;
●	the number, type, and sales potential of existing automotive repair facilities;
●	the number of auto parts stores and other competitors within a predetermined radius;
●	physical location, traffic count, size, economics, and presentation of the site;
●	financial review of adjacent existing locations; and
●	the type and size of store that should be developed.

When entering new, more densely populated markets, we may, when appropriate, seek to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve economies of scale.  After opening this initial cluster of new stores, we begin penetrating the less densely populated surrounding areas.  As these store clusters mature, we evaluate the need to open additional locations in the more densely populated markets where we believe opportunities exist to expand our market share or to improve the level of service provided in high volume areas.  This strategy enables us to achieve additional distribution and advertising efficiencies in each market.

Store Locations and Size:

As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket.  Our domestic stores, on average, carry approximately 22,000 SKUs and average approximately 7,700 total square feet in size.  At December 31, 2023, we had a total of approximately 47 million square feet in our 6,095 domestic stores.  Our domestic stores are served primarily by the nearest DC, which averages 152,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our 385 Hub stores that average 14,300 square feet in size and carry an average of 52,000 SKUs, with Hubs in select markets carrying further enhanced inventory levels up to approximately 106,000 SKUs.

We believe that our stores are “destination stores” generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity.  Consequently, most of our stores are freestanding buildings or prominent end caps situated on or near major traffic thoroughfares and offer ample parking, easy customer access, and are generally located in close proximity to our professional service provider customers.

The following table sets forth the geographic distribution and opening activity of our stores as of December 31, 2023 and 2022:

	December 31, 2022		2023 Net, New Stores		December 31, 2023
				% of Total			Cumulative
	Store	% of Total	Store	Store	Store	% of Total	% of Total
State	Count	Store Count	Growth	Growth	Count	Store Count	Store Count
Texas	798	13.5%	33	19.9%	831	13.6%	13.6%
California	579	9.8%	10	6.0%	589	9.7%	23.3%
Florida	275	4.6%	15	9.0%	290	4.8%	28.1%
Georgia	233	3.9%	2	1.2%	235	3.9%	32.0%
Illinois	227	3.8%	3	1.8%	230	3.8%	35.8%
Ohio	224	3.8%	2	1.2%	226	3.7%	39.5%
North Carolina	216	3.6%	4	2.4%	220	3.6%	43.1%
Missouri	207	3.5%	3	1.8%	210	3.4%	46.5%
Tennessee	199	3.4%	4	2.4%	203	3.3%	49.8%
Michigan	187	3.2%	2	1.2%	189	3.0%	52.8%
Indiana	168	2.8%	2	1.2%	170	2.8%	55.6%
Washington	165	2.8%	4	2.4%	169	2.8%	58.4%
Alabama	157	2.6%	5	3.1%	162	2.7%	61.1%
Arizona	148	2.5%	2	1.2%	150	2.5%	63.6%
Louisiana	143	2.3%	5	3.1%	148	2.4%	66.0%
Wisconsin	132	2.2%	9	5.4%	141	2.3%	68.3%
Minnesota	131	2.2%	4	2.4%	135	2.2%	70.5%
Oklahoma	125	2.1%	4	2.4%	129	2.1%	72.6%
South Carolina	125	2.1%	3	1.8%	128	2.1%	74.7%
Colorado	119	2.0%	4	2.4%	123	2.0%	76.7%
Arkansas	122	2.1%	—	—%	122	2.0%	78.7%
Kentucky	109	1.8%	1	0.6%	110	1.8%	80.5%
Virginia	99	1.7%	4	2.4%	103	1.6%	82.1%
Kansas	87	1.5%	1	0.6%	88	1.4%	83.5%
Mississippi	85	1.4%	1	0.6%	86	1.4%	84.9%
Iowa	83	1.4%	—	—%	83	1.4%	86.3%
Oregon	74	1.2%	3	1.8%	77	1.3%	87.6%
Utah	71	1.2%	3	1.8%	74	1.2%	88.8%
New Mexico	65	1.1%	1	0.6%	66	1.1%	89.9%
Nevada	60	1.0%	—	—%	60	1.0%	90.9%
Massachusetts	58	1.0%	—	—%	58	1.0%	91.9%
Idaho	52	0.9%	3	1.8%	55	0.9%	92.8%
Nebraska	51	0.9%	2	1.2%	53	0.9%	93.7%
Pennsylvania	44	0.7%	3	1.8%	47	0.8%	94.5%
Maine	37	0.6%	—	—%	37	0.6%	95.1%
New Hampshire	36	0.6%	1	0.6%	37	0.6%	95.7%
Connecticut	30	0.5%	6	3.6%	36	0.6%	96.3%
New York	26	0.4%	5	3.1%	31	0.5%	96.8%
Montana	29	0.5%	1	0.6%	30	0.5%	97.3%
Vermont	24	0.4%	—	—%	24	0.4%	97.7%
West Virginia	23	0.4%	1	0.6%	24	0.4%	98.1%
Wyoming	23	0.4%	—	—%	23	0.4%	98.5%
South Dakota	21	0.4%	—	—%	21	0.3%	98.8%
Hawaii	15	0.3%	4	2.4%	19	0.3%	99.1%
North Dakota	16	0.3%	1	0.6%	17	0.3%	99.4%
Alaska	16	0.3%	—	—%	16	0.3%	99.7%
Rhode Island	15	0.3%	1	0.6%	16	0.3%	100.0%
Puerto Rico	—	—%	3	1.8%	3	—%	100.0%
Maryland	—	—%	1	0.6%	1	—%	100.0%
Total domestic stores	5,929	100.0%	166	100.0%	6,095	100.0%

Mexico	42		20		62
Total stores	5,971		186		6,157

Distribution Systems

We believe that our tiered distribution model provides industry-leading parts availability and store in-stock positions, while optimizing our inventory investment by controlling the depth of our store stocked inventory.  Our distribution expansion strategy, supported by our ongoing, significant capital investments, complements our new store opening strategy by supporting newly established clusters of stores, and additional penetration into existing markets, in the regions surrounding each DC.  As of December 31, 2023, we had a total growth capacity of 150 to 300 U.S. stores in our distribution network.

Distribution Centers:

As of December 31, 2023, we operated 30 regional DCs comprised of approximately 12.6 million operating square feet (see the “Properties” table in Item 2 of this annual report on Form 10-K for more information about DC operating square footage).  Our DCs stock an average of 152,000 SKUs and most DCs are linked to and have access to multiple other regional DCs’ inventory.  Our DCs provide five-night-a-week delivery, primarily via a Company-owned fleet, to substantially all of our stores in the continental United States.  In addition, stores within an individual DC’s metropolitan area receive multiple daily deliveries from the DC’s “city counter,” many of which receive this service seven days per week.  Our DCs provide service to not only the stores they service via their city counters but also to strategic Hub locations, which redistribute products to surrounding stores.  Our national Hub store network provides additional service throughout the week, and on weekends, to surrounding stores.

As part of our continuing efforts to enhance our distribution network in 2024, we plan to

●	continue to enhance our distribution network through the engineering, design, expansion, or relocation of new or current DCs;
●	continue to utilize routing software to enhance logistics efficiencies;
●	continue to enhance labor management software to improve DC productivity and overall operating efficiency;
●	continue to refine best practices in all DCs;
●	make proven, return-on-investment based capital enhancements to material handling equipment in DCs, including conveyor systems, picking modules, lift equipment, and computer hardware; and
●	continue to augment our robust distribution network, when and where appropriate, through the use of strategically located Hubs.

Hub Stores:

We currently operate a total of 385 strategically located Hub stores.  In addition to serving DIY and professional service provider customers in their markets, Hub stores also provide delivery service to our other stores within the surrounding area and access to an expanded selection of SKUs on a same-day basis.  Our Hub store network consists of 385 Hubs that average approximately 14,300 square feet and carry an average of 52,000 SKUs, with Hubs in select markets carrying further enhanced inventory levels up to approximately 106,000 SKUs.

Products and Purchasing

Our stores offer DIY and professional service provider customers a wide selection of products for domestic and imported automobiles, vans, and trucks.  Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products, such as AC Delco, Armor All, Bosch, Castrol, Dorman, Fel-Pro, Gates Rubber, Lucas Oil, Mobil1, Monroe, Moog, Pennzoil, Prestone, Standard, STP, Turtle Wax, Valvoline, Wagner, and Wix, and a wide selection of quality proprietary private label products, which span the entire good, better, and best value spectrum, under our BesTest®, BrakeBest®, Cartek®, Import Direct®, MasterPro®, MicroGard®, Murray®, Omnispark®, O’Reilly Auto Parts®, Precision®, Power Torque®, Super Start®, Syntec®, and Ultima® brands.  Our proprietary private label products are produced by respected automotive manufacturers, meet or exceed original equipment manufacturer specifications, and consist of house brands and nationally recognized proprietary brands, which we have acquired or developed over time.  Our “good” proprietary brands provide a great combination of quality and value, a characteristic important to our DIY customers, while our “better” and “best” proprietary brands offer options for our more heavy-duty DIY customers, as well as our professional service provider customers, who often prefer higher quality products that can be relied upon to support and grow their businesses.

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

We purchase automotive products in substantial quantities from over 675 suppliers, the five largest of which accounted for approximately 25% of our total purchases in 2023.  Our largest supplier in 2023 accounted for approximately 8% of our total purchases and the next four largest suppliers each accounted for approximately 3% to 6% of our total purchases.

Marketing

Retail and Online Marketing:

Our integrated marketing strategy and Omnichannel efforts include national media channels, in-store, digital, and social media activation, as well as marketing the O’Reilly brand through automotive event sponsorships and on-site appearances throughout the country.  Our O’Rewards loyalty program encourages repeat customers, as they accumulate points from their O’Reilly purchases that are redeemable for rewards at various purchase levels.  Our marketing efforts also target the Spanish-speaking market through broadcast media, print, and sports marketing, as well as sponsorships of local and regional events.

Professional Marketing:

To develop our continued relationships with professional service providers and installers, we employ Territory Sales Managers in all major markets to ensure complete sales territory coverage and personalized service for professional customers.  Flyers, quick reference guides, and catalogs are distributed on a regular basis to all professional service providers, including paint and body shops and fleet maintenance customers to encourage brand and program awareness.  In addition, our professional customer program also offers a proprietary ordering and other services platform called www.FirstCallOnline.com, dedicated Professional Service Specialists in stores, multiple daily deliveries and access to training opportunities, shop management, maintenance supplies, and the Certified Auto Repair program, which offers professional service providers with the business tools they need to profitably grow and market their business.

INDUSTRY ENVIRONMENT

The automotive aftermarket industry includes all products and services purchased for light and heavy-duty vehicles after the original sale.  The total size of the U.S. automotive aftermarket is estimated to be approximately $389 billion, according to the Auto Care Association.  This market is made up of four segments:  labor share of professional service provider sales, auto parts share of professional service provider sales, DIY sales, and tire sales.  We estimate that O’Reilly’s U.S. addressable market within this industry is approximately $145 billion to $155 billion, which includes the auto parts share of professional service provider sales at wholesale and DIY sales at retail.  We do not sell tires or perform for-fee automotive repairs or installations.

Competition

The sale of automotive aftermarket items is highly competitive in many areas, including customer service, product availability, store location, brand recognition, and price.  We compete in both the DIY and professional service provider portions of the automotive aftermarket and are one of the largest specialty retailers within that market.  We compete primarily with

●	national retail and wholesale automotive parts chains (such as AutoZone, Inc., Advance Auto Parts, CARQUEST, and NAPA);
●	regional retail and wholesale automotive parts chains;
●	wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA, CARQUEST, Bumper to Bumper, and Auto Value);
●	automobile dealers; and
●	mass merchandisers and online retailers that carry automotive replacement parts, maintenance items, and accessories (such as Wal-Mart Stores, Inc. and Amazon.com, Inc.).

We compete on the basis of customer service, which includes merchandise selection and availability, technical proficiency, helpfulness of store personnel, price, store layout, the Omnichannel experience, and convenient and accessible store locations.  Our dual market strategy requires significant capital, including the capital expenditures required for our distribution and store networks and working capital needed to maintain inventory levels necessary for providing products to both the DIY and professional service provider portions of the automotive aftermarket.

Inflation and Seasonality

We have generally been successful in reducing the effects of merchandise cost increases principally by taking advantage of supplier incentive programs, economies of scale resulting from increased volume of purchases, and selective forward buying.  To the extent our acquisition costs increased due to price increases industry wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products.  As a result, we do not believe inflation has had a material adverse effect on our operations.

To some extent our business is seasonal, primarily as a result of the impact of weather conditions on customer buying patterns.  While we have historically realized operating profits in each quarter of the year, our store sales, profits, and inventory levels have historically been higher in the second and third quarters (April through September) than in the first and fourth quarters (October through March) of the year.

Regulations

We are subject to federal, state, and local laws and governmental regulations relating to our business, as well as the health and safety of our Team Members and customers, including, but not limited to, those related to the handling, storage, and disposal of hazardous substances, the recycling of batteries and used lubricants, and the ownership and operation of real property.

As part of our operations, we handle hazardous materials in the ordinary course of business and our customers may bring hazardous materials onto our property in connection with, for example, our used oil, oil filter, and battery recycling programs.  We currently provide a recycling program for batteries and the collection of used lubricants at certain stores as a service to our customers pursuant to agreements with third-party suppliers.  The batteries and used lubricants are collected by our Team Members, deposited onto/in pallets and containers, and then recycled by third-party suppliers.  In general, our agreements with such suppliers contain provisions that are designed to limit our potential liability under applicable environmental regulations for any damage or contamination, which may be caused by the batteries and lubricants to off-site recycling properties (including as a result of waste disposal) and to our properties, when caused by the supplier.

Compliance with any such laws and regulations has not had a material adverse effect on our operations to date.  However, we cannot give any assurance that we will not incur significant expenses in the future in order to comply with any such laws or regulations.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Brad Beckham, age 45, Chief Executive Officer, has been an O’Reilly Team Member for 27 years.  Mr. Beckham’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Divisional Vice President, Vice President of Eastern Store Operations and Sales, Senior Vice President of Eastern Store Operations and Sales, Senior Vice President of Central Store Operations, Executive Vice President of Store Operations and Sales, Executive Vice President and Chief Operating Officer, and Co-President.  Mr. Beckham has held the position of Chief Executive Officer since January of 2024.

Brent G. Kirby, age 55, President, has been an O’Reilly Team Member for five years.  Mr. Kirby’s primary areas of responsibility are Merchandise, Distribution, Logistics, Inventory Management, Pricing, Store Design, Marketing, Advertising/Marketing, Electronic Catalog, Customer Satisfaction, Human Resources, Omnichannel, and Information Technology.  Mr. Kirby began his retail career of over 35 years with Lowe’s Companies, Inc. (“Lowe’s”) as a hardware associate and progressed through various positions at the store, district and, regional levels before being promoted to Senior Vice President of Store Operations and later Chief Omnichannel Officer.  In 2018, Mr. Kirby’s O’Reilly career began as Senior Vice President of Omnichannel and progressed through the roles of Executive Vice President of Supply Chain, Executive Vice President and Chief Supply Chain Officer, and Co-President.  Mr. Kirby has held the position of President since January of 2024.

Doug Bragg, age 54, Executive Vice President of Operations and Sales, has been an O’Reilly Team Member for 33 years.  Mr. Bragg’s primary areas of responsibility are Store Operations and Sales for O’Reilly U.S. Store Operations.  Mr. Bragg’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Manager, Divisional Vice President, and Senior Vice President of Central Store Operations and Sales.  Mr. Bragg has held the position of Executive Vice President of Store Operations since 2022.

Jeremy Fletcher, age 46, Executive Vice President and Chief Financial Officer, has been an O’Reilly Team Member for 18 years.  Mr. Fletcher’s primary areas of responsibility are Finance, Accounting, Credit and Collections, Financial Planning, Tax, Treasury, Investor Relations, Legal, Risk Management, and Loss Prevention.  Mr. Fletcher’s O’Reilly career began as the Financial Reporting and Budgeting Manager and progressed through the roles of Director of Finance, Vice President of Finance and Controller, and Senior Vice President of Finance and Controller.  Prior to joining O’Reilly, Mr. Fletcher worked as a Certified Public Accountant in public practice and in a financial reporting and planning role for a Fortune 1000 corporation.  Mr. Fletcher has held the position of Executive Vice President and Chief Financial Officer since 2022.

Scott R. Ross, age 58, Executive Vice President and Chief Information Officer, has been an O’Reilly Team Member since October 2023.  Mr. Ross’s primary area of responsibility is Information Technology.  Mr. Ross has more than 30 years of information technology experience.  Mr. Ross’s career includes information technology positions with Mobil Oil and L.L. Bean, Inc.  Mr. Ross held positions of Vice President of Enterprise Architecture and Vice President of International and Business Development before being promoted to Senior Vice President of IT Omnichannel Technology at Lowe’s Companies, Inc.  Prior to joining O’Reilly, Mr. Ross held the title of President of Saks Cloud Services at Hudson’s Bay Company and subsidiaries.  In October of 2023, Mr. Ross joined O’Reilly as Executive Vice President and Chief Information Officer and has held this position since that time.

Tamara F. Conn, age 53, Senior Vice President of Legal and General Counsel, has been an O’Reilly Team Member for 15 years.  Ms. Conn’s primary areas of responsibility are Legal, Risk Management, and Internal Audit.  Ms. Conn’s O’Reilly career began as Legal Counsel and progressed through the roles of Associate General Counsel, Director of Legal Services and Associate General Counsel, and Deputy General Counsel and Vice President of Legal Services.  Prior to joining O’Reilly, Ms. Conn worked in a private civil defense trial practice.  Ms. Conn has held the position of Senior Vice President of Legal and General Counsel since July of 2023.

Robert Dumas, age 50, Senior Vice President of Eastern Store Operations and Sales, has been an O’Reilly Team Member for 32 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Dumas’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s Eastern Store Operations.  Mr. Dumas’s O’Reilly career began as a Parts Specialist and progressed through the roles of Installer Service Specialist, Night Manager, Associate Manager, Store Manager, District Manager, Regional Manager, and Divisional Vice President.  Mr. Dumas has held the position of Senior Vice President of Eastern Store Operations and Sales since 2016.

Larry Gray, age 52, Senior Vice President of Inventory Management, has been an O’Reilly Team Member for 32 years.  Mr. Gray’s primary areas of responsibility are Inventory Control, Purchasing, and Store Design.  Mr. Gray’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Distribution Center Supervisor, Operations Manager, Distribution Center Manager, Director of Distribution Center Operations Support, Regional Distribution Center Director, Vice President of Eastern Distribution Operations, Senior Director of Inventory Management, and Vice President of Inventory Management.  Mr. Gray has held the position of Senior Vice President of Inventory Management since June of 2023.

Philip M. Hopper, age 42, Senior Vice President of Real Estate and Expansion, has been an O’Reilly Team Member for 12 years.  Mr. Hopper’s primary areas of responsibility are Real Estate, Expansions, Acquisitions, and Property Management.  Mr. Hopper’s O’Reilly career began as Real Estate Counsel and progressed through the roles of Director of Property Management, Vice President of Real Estate Expansion and Property Management, and Vice President of Real Estate Development.  Mr. Hopper has held the position of Senior Vice President of Real Estate and Expansion since 2022.

Jeffery T. Loafman, age 54, Senior Vice President of Distribution Operations, has been an O’Reilly Team Member since April 2023.  Mr. Loafman’s primary areas of responsibility are Distribution Operations and Logistics.  Mr. Loafman began his career of over 20 years with Walmart, Inc. (“Walmart”) working in distribution and held various positions including Operations Manager, Distribution Center General Manager, Senior Director of Distribution, and Vice President of International Distribution Operations.  Prior to joining O’Reilly, Mr. Loafman served as Divisional Vice President for the U.S. Supply Chain for Walmart.  In April of 2023, Mr. Loafman joined O’Reilly as Senior Vice President of Distribution Operations and has held this position since that time.

Chris Mancini, age 46, Senior Vice President of Central Store Operations and Sales, has been an O’Reilly Team Member for 20 years.  Mr. Mancini’s primary areas of responsibility are Store Operations and Sales for O’Reilly Central Store Operations.  Mr. Mancini’s O’Reilly career began as an Installer Service Specialist and progressed through the roles of Store Manager, District Manager, Regional Director, Mid-Atlantic Division Vice President, and Western Division Vice President.  Mr. Mancini has held the position of Senior Vice President of Central Store Operations and Sales since 2022.

Mark J. Merz, age 52, Senior Vice President of Finance, has been an O’Reilly Team Member for 16 years.  Mr. Merz’s primary areas of responsibility are Finance, Accounting, Credit and Collections, Financial Planning, Tax, Treasury, and Investor Relations.  Mr. Merz’s O’Reilly career began as a Senior Accountant and progressed through the roles of External Reporting and Investor Relations Manager, Director of External Reporting and Investor Relations, and Vice President of Investor Relations, Financial Reporting, and Planning.  Prior to joining O’Reilly, Mr. Merz worked for nine years as a Controller for a privately held company.  Mr. Merz has held the position of Senior Vice President of Finance since 2022.

Shari Reaves, age 53, Senior Vice President of Human Resources and Training, has been an O’Reilly Team Member for 30 years.  Ms. Reaves’s primary areas of responsibility are Human Resources and Training.  Ms. Reaves’s O’Reilly career began as an Employment Coordinator and progressed through the roles of Benefits Coordinator, Benefits Supervisor, Benefits Manager, Director of Benefits, Senior Director of Benefits and Payroll, and Vice President of Human Resources.  Ms. Reaves has held the position of Senior Vice President of Human Resources and Training since February of 2024.

Chuck Rogers, age 56, Senior Vice President of Professional Sales and Store Operations Support, has been an O’Reilly Team Member for 33 years.  Mr. Rogers’s primary areas of responsibility are Professional Sales, Store Operations and Retail Systems, and Jobber Sales.  Mr. Rogers’s O’Reilly career began as a Delivery Specialist and progressed through the roles of various store positions, Assistant Computer Sales and Services Coordinator, Installer Systems Manager, National Accounts/Installer Systems Manager, Director of Sales Administration, and Vice President of Professional Sales.  Mr. Rogers has held the position of Senior Vice President of Professional Sales and Store Operations Support since 2022.

Jason Tarrant, age 43, Senior Vice President of Western Store Operations and Sales, has been an O’Reilly Team Member for 22 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Tarrant’s primary areas of responsibility are Store Operations and Sales for O’Reilly Western Store Operations.  Mr. Tarrant’s O’Reilly career began as a Parts Specialist and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Field Sales Manager, Regional Manager, and Divisional Vice President.  Mr. Tarrant has held the position of Senior Vice President of Western Store Operations and Sales since 2018.

David Wilbanks, age 52, Senior Vice President of Merchandise, has been an O’Reilly Team Member for 11 years.  Mr. Wilbanks’s primary areas of responsibility are Merchandise and Pricing.  Mr. Wilbanks has over 30 years of experience in the automotive aftermarket industry.  Mr. Wilbanks’s career began as a counter technician for an independent jobber and progressed to becoming an ASE Certified Master Technician for an automotive dealership, before accepting a position with AutoZone, Inc. (“AutoZone”).  Mr. Wilbanks served AutoZone for twelve years as a financial analyst, Category Manager, and Director of Merchandise.  In 2012, Mr. Wilbanks joined O’Reilly as Vice President of Merchandise and has held the position of Senior Vice President of Merchandise since 2016.

SERVICE MARKS AND TRADEMARKS

We have registered, acquired, and/or been assigned the following service marks and trademarks in the United States:  BENNETT AUTO SUPPLY®; BESTEST®; BETTER PARTS. BETTER PRICES.®; BETTER PARTS, BETTER PRICES....EVERYDAY!®; BOND AUTO PARTS®; BRAKEBEST®; BRAKEBEST HD®; BRAKEBEST SELECT®; BRAKEBEST SELECT PRO®; CARTEK®; CARTEK PRO®; CERTIFIED AUTO REPAIR®; CHECKER AUTO PARTS®; CUSTOMIZE YOUR RIDE®; DEPENDABILITY YOU CAN COUNT ON®; DO IT RIGHT DEALS®; EARN POINTS EVERY WAY YOU SHOP®; FIRST CALL®; FLEET & HEAVY DUTY PROFESSIONAL PARTS PEOPLE®; FORMULATED FOR TODAY’S ENGINES®; FRIENDLIEST PARTS STORE IN TOWN®; FROM OUR STORE TO YOUR DOOR®; IMPORT DIRECT®; IMPORT DIRECT OE REPLACEMENT PARTS®; KRAGEN AUTO PARTS®; MASTER PRO®; MASTER PRO REFINISHING®; MASTERPRO SELECT®; MASTERPRO UNDERCAR®; MICROGARD®; MICROGARD HEPA®; MURRAY®; MURRAY CLIMATE CONTROL®; MURRAY TEMPERATURE CONTROL®; MURRAY’S MASCOT® (Design only); MURRAY PLUS®; MURRAY ULTRA®; MURRAY’S AUTO PARTS®; O LOW PRICE GUARANTEE! ®;  O® (Shamrock inside of “O”); OMNISPARK®; O’REILLY®; O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; O’REILLY AUTO PARTS®; O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®; O’REILLY AUTOMOTIVE®; O’REILLY O’REWARDS®; O’REILLY SELECT®; O’REWARDS®; ORIGINAL BRAND PROXONE EST. 2007®; PARTS CITY®; PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; PARTS CITY AUTO PARTS®; PARTS FOR YOUR CAR WHEREVER YOU ARE®; PARTS PAYOFF®; POWER PERFORMANCE RELIABILITY®; POWER TORQUE®; PRECISION®; PRECISION HUB ASSEMBLIES®; PROFESSIONAL PARTS PEOPLE®; PROFESIONALES EN AUTOPARTES®; PROTECTION YOU CAN TRUST®; QUIETECH®; REAL WORLD TRAINING®; ¡SIGUE ADELANTE CON O’REILLY!®; SCHUCK’S AUTO SUPPLY®; SUPER START®; SYNTEC®; TOOLBOX®; ULTIMA®; ULTIMA SELECT®; ULTIMA SELECT MOTOR PRODUCTS®; WORK AT THE O®; and X® (design mark associated with PRECISION).  Some of the service marks and trademarks listed above may also have a design associated therewith.  Each of the service marks and trademarks are in duration for as long as we continue to use and seek renewal of such marks.  The above list includes only the trademarks and service marks that are currently and validly registered with the United States Patent and Trademark Office.  It does not include trademarks or service marks which may also be in use, but are not yet registered or trademarks or service marks used and/or registered in other countries.  Except for the trademarks and service marks listed or referred to in this Item 1, we believe that our business is not dependent upon any patent, trademark, service mark, or copyright.

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

Item 1A.  Risk Factors

Our future performance is subject to a variety of risks and uncertainties.  Although the risks described below are the risks that we believe are material, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based upon the information available to us that later may prove to be material.  Interested parties should be aware that the occurrence of the events described in these risk factors, elsewhere in this Form 10-K, and in our other filings with the Securities and Exchange Commission could have a material adverse effect on our business, operating results, and financial condition.  Actual results, therefore, may materially differ from anticipated results described in our forward-looking statements.

RISKS SPECIFIC TO OUR BUSINESS AND INDUSTRY

Deteriorating economic conditions may adversely impact demand for our products, reduce access to credit, and cause our customers and others, with which we do business, to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition, and cash flows.

Although demand for many of our products is primarily non-discretionary in nature and tend to be purchased by consumers out of necessity, our sales are impacted by constraints on the economic health of our customers.  The economic health of our customers is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, fuel prices, unemployment levels, a prolonged public health crisis or pandemic, and other matters that influence consumer confidence and spending.  Many of these factors are outside of our control.  Our customers’ purchases, including purchases of our products, could decline during periods when income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions or political uncertainty.  If any of these events occur, or if unfavorable economic conditions challenge the consumer environment, our business, results of operations, financial condition, and cash flows could be adversely affected.

Overall demand for products sold in the automotive aftermarket is dependent upon many factors, including the total number of vehicle miles driven in the U.S., the total number of registered vehicles in the U.S., the age and quality of these registered vehicles, and the level of unemployment in the U.S.  Changes in vehicle technology used by the original equipment manufacturers (“OEM”) on future vehicles, including but not limited to electric, hybrid, and internal combustion engines, may result in less frequent repairs, parts lasting longer, or elimination of certain repairs.  In addition, restrictions on access to telematics, diagnostic tools, and repair information imposed by the OEMs or by governmental regulations may force vehicle owners to rely on dealers to perform maintenance and repairs.  Adverse changes in these factors could lead to a decreased level of demand for our products, which could negatively impact our business, results of operations, financial condition, and cash flows.

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations, and other unfavorable events for our customers, suppliers, logistics, and other service providers and financial institutions that are counterparties to our credit facilities.  Furthermore, the ability of these third parties to overcome these difficulties may worsen.  If third parties, on whom we rely for merchandise, are unable to overcome difficulties resulting from the deterioration in economic conditions, the cause of which could include a prolonged public health crisis or pandemic, and provide us with the merchandise we need, or if counterparties to our credit facilities do not perform their obligations, our business, results of operations, financial condition, and cash flows could be adversely affected.

The automotive aftermarket business is highly competitive, and we may have to risk our capital to remain competitive, all of which could adversely impact our business, results of operations, financial condition, and cash flows.

Both the DIY and professional service provider portions of our business are highly competitive, particularly in the more densely populated areas that we serve.  Some of our competitors are larger than we are and have greater financial resources.  In addition, some of our competitors are smaller than we are, but have a greater presence than we do in a particular market.  Online and mobile platforms may allow customers to quickly compare prices and product assortment and availability between us and a range of competitors, which could result in pricing pressure.  Some online competitors may have a lower cost structure than we do, as a result of our strategy of providing an exceptional in-store experience and superior parts availability supported by our extensive store network and robust, regional distribution footprint, which could also create pricing pressure.  We may have to expend more resources and risk additional capital to remain competitive and our results of operations, financial condition, and cash flows could be adversely affected.  For a list of our principal competitors, see the “Competition” section of Item 1 of this annual report on Form 10-K.

We are sensitive to regional economic and weather conditions that could impact our costs and sales.

Our business is sensitive to national and regional economic and weather conditions and natural disasters.  Unusually inclement weather, such as significant rain, snow, sleet, freezing rain, flooding, seismic activity, and hurricanes, has historically discouraged our customers from visiting our stores during the affected period and reduced our sales, particularly to DIY customers.  Extreme weather conditions, such as extreme heat and extreme cold temperatures, may enhance demand for our products due to increased failure rates of our customers’ automotive parts, while temperate weather conditions may have a lesser impact on failure rates of automotive parts.  In addition, our stores and DCs located in coastal regions may be subject to increased unrecoverable losses resulting from regional weather conditions and our results of operations, financial condition, and cash flows could be adversely affected.

A change in the relationship with any of our key suppliers, the limited supply or unavailability of key products, supply chain disruptions, or changes in trade policies could affect our financial health.

Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers’ ability or willingness to sell quality products to us at favorable prices and terms.  Many factors outside of our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms.  For example, financial or operational difficulties that our suppliers may face could increase the cost of the products we purchase from them or our ability to source products from them.  In addition, the trend toward consolidation among automotive parts suppliers, as well as the off-shoring of manufacturing capacity to foreign countries, may disrupt or end our relationship with some suppliers and could lead to less competition and result in higher prices.  We could also be negatively impacted when our suppliers or our supply chain experiences work stoppages; labor strikes; a prolonged public health crisis or pandemic; shipping and transportation disruptions or increased costs; currency fluctuations or inflation; or other interruptions to, or difficulties in, the manufacture or supply of the products we purchase.  If we are unable to effectively respond to such disruptions to our supply chain, or manage them more effectively than our competitors, our business and competitive position may be negatively impacted.  In addition, changes in U.S. trade policies, sanctions, practices, tariffs or taxes, import limitations, and other factors relating to foreign trade and port agreements could affect our ability to source products and our suppliers’ ability to source materials or provide products at current volumes and/or prices.  These and other factors affecting our suppliers and our access to products could adversely affect our results of operations, financial condition, and cash flows.

Business interruptions in our distribution centers or other facilities may affect our store hours, stability of systems we rely on, and/or availability and distribution of merchandise, which may affect our business.

Business interruptions, including from a prolonged public health crisis or pandemic, weather-related events, terrorist activities, war, political or civil unrest, or other disasters, or the threat of them, may result in a disruption of operations or the closure of one or more of our DCs or other facilities, or may adversely affect our ability to deliver inventory to our stores on a nightly basis.  This may affect our ability to timely provide products to our customers, resulting in lost sales or a potential loss of customer loyalty, among other things.  Some of our merchandise is imported from other countries and these goods could become difficult or impossible to bring into the United States, and we may not be able to obtain such merchandise from other sources at similar prices.  Such a disruption in revenue could potentially have a negative impact on our results of operations, financial condition, and cash flows.

In addition, we rely extensively on various systems, some of which are provided by third-party service providers, to manage inventory, process transactions, and timely provide products to our stores and customers.  These systems are subject to failure, damage, or interruption, including power outages, telecommunications failures, computer viruses, cyber-attacks, security breaches, or other catastrophic events.  If these systems are damaged or fail to function properly, we may experience loss of critical data and interruptions or delays in our ability to manage inventories, deliver product, or process customer transactions.  Such a disruption of these systems, and the response to remedy, could result in a negative impact on our business operations and increased costs, which could have an adverse effect on our results of operations, financial condition, and cash flows.

Failure to protect our brand and reputation could have a material adverse effect on our brand name, business, results of operations, financial condition, and cash flows.

We believe our Company has built an excellent reputation as a leading retailer in the automotive aftermarket industry.  We believe our continued success depends, in part, on our ability to preserve, grow, and leverage the value of our brand.  Our reputation is based, in part, on perceptions of subjective qualities; negative publicity involving the Company, our merchandise or our industry in general that erode customer trust or confidence could adversely affect our reputation and business.  Failure to comply with ethical, social, product, labor, health and safety, accounting or environmental standards, or existing or future laws or regulations, as well as failure or perceived failure to achieve or make progress with environmental, social, and governance goals, could also jeopardize our reputation and potentially lead to various adverse actions from consumer or environmental groups, employees or regulatory bodies, which could require us to incur substantial legal fees and costs.  In addition, negative claims or publicity, including the availability of information and opinions on social media, as its impact is immediate, could adversely affect our reputation.  The opportunity for the rapid dissemination of information, including inaccurate and inflammatory information and opinions, is virtually limitless and easily accessible.  Damage to our reputation or loss of consumer confidence for any of these or other reasons could have an adverse effect on our business, results of operations, financial condition, or cash flows, as well as require additional resources to rebuild our reputation.

Risks associated with international operations could result in additional costs and inefficiencies.

In addition to many of the risks we face in our U.S. operations, international operations present a unique set of risks and challenges, including local laws and customs, various and potentially complex international tax regulations and compliance requirements, U.S. laws applicable to foreign operations, and political and socio-economic conditions.  Our ability to operate effectively and grow in international markets could be impacted by these risks resulting in legal liabilities, additional costs, and the distraction of management’s attention.  Compliance with the Foreign Corrupt Practices Act and protection of intellectual property rights surrounding items such as tradenames and trademarks in foreign jurisdictions can pose significant challenges.

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

We have an unsecured revolving credit facility, unsecured commercial paper program, and unsecured senior notes, which could have important consequences for our financial health.  For example, our level of indebtedness could, among other things,

●	make it more difficult to satisfy our financial obligations, including those relating to the senior unsecured notes, commercial paper program, and our credit facility;
●	increase our vulnerability to adverse economic and industry conditions;
●	limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage;
●	require us to dedicate a substantial portion of our cash flows to service the principal and interest on our debt, reducing the funds available for other business purposes, such as working capital, capital expenditures, or other cash requirements;
●	limit our ability to incur additional debt with acceptable terms, if at all; and

●	expose us to fluctuations in interest rates, including changes that may result from the implementation of new benchmark rates to SOFR.

In addition, the terms of our financing obligations include restrictions, such as affirmative, negative and financial covenants, conditions on borrowing, and subsidiary guarantees.  A failure to comply with these restrictions could result in a default under our financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions.  The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A downgrade in our credit rating would impact our cost of capital and could impact the market value of our unsecured senior notes, as well as limit our access to attractive supplier financing programs.

Credit ratings are an important component of our cost of capital.  These ratings are based upon, among other factors, our financial strength.  Our current credit ratings provide us with the ability to borrow funds at favorable rates.  A downgrade in our current credit rating from either rating agency could adversely affect our cost of capital by causing us to pay a higher interest rate on borrowed funds under our unsecured revolving credit facility and commercial paper program and a higher facility fee on commitments under our unsecured revolving credit facility and commercial paper program.  A downgrade in our current credit rating could also adversely affect the market price and/or liquidity of our unsecured senior notes, preventing a holder from selling the unsecured senior notes at a favorable price, as well as adversely affect our ability to issue new notes in the future.  In addition, a downgrade in our current credit rating could limit the financial institutions willing to commit funds to the supplier financing programs our suppliers participate in at attractive rates.  Decreased participation in our supplier financing programs would lead to an increase in working capital needed to operate the business, adversely affecting our cash flows.

RISKS RELATED TO INFORMATION TECHNOLOGY AND DATA PRIVACY

Damage, failure, or interruptions of information technology systems could adversely affect our business operations and results.

We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to collect, analyze, process, store, manage, transmit, and protect business operations, processes, transactions, and data.  Delays in the maintenance, updates, upgrading, or patching of these systems, applications, or processes could adversely impact their effectiveness or could expose us to risks.  Our systems, and the third-party systems with which we interact, are subject to damage, failure, or interruption due to various reasons, including, but not limited to, power or other critical infrastructure outages; facility damage; physical theft; telecommunications failures; malware; security incidents; cyber-attacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks, and ransomware; natural disasters and catastrophic events; inadequate or ineffective redundancy measures; and design or usage errors by Team Members, contractors, or third-party service providers.  Although we seek to effectively maintain and safeguard our systems, and we seek to ensure our third-party service providers effectively maintain and safeguard their systems, such measures are not guaranteed to be successful.  As a result, we or our service providers could experience one or more errors, interruptions, delays, or cessations of service impacting the integrity or availability of our information technology infrastructure.  A material incident could significantly disrupt our operations and business processes; result in the impairment or loss of critical data; be costly and resource-intensive to remedy; and/or harm our reputation and relationship with customers, Team Members, suppliers, and other stakeholders, all of which could have a material adverse impact on our results of operations, financial condition, and cash flows.

In addition, our information technology systems, infrastructure, and personnel require substantial investments, such as replacing systems, maintaining or enhancing systems, or designing or acquiring new systems.  These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, incurring more costs than expected, or implementation delays or errors, and may result in operational challenges, security control failures, reputational harm, and increased costs, all of which could have a material adverse impact on our results of operations, financial condition, and cash flows.

A breach of customer, supplier, Team Member, or Company information could damage our reputation or result in substantial additional costs or litigation.

Our business involves the receiving, storage, and transmitting of certain personally identifiable or confidential information about our customers, suppliers, Team Members, and the Company, some of which is entrusted to third-party service providers and suppliers.  We and our third-party service providers and suppliers have taken significant and appropriate steps to protect this information, including maintaining compliance with payment card industry and National Clearing House standards and a security program that includes updating technology and security policies, employee training, and monitoring and routine testing of our systems.  However, these security measures are costly and require constant, ongoing attention and may not prevent a security breach due to cyber-attacks, computer malware viruses, exploitation of hardware or software vulnerabilities, Team Member error, malfeasance, system compromises, fraud, hacking, trickery, or other intentional or unintentional acts, which could result in unauthorized parties gaining access to such information.  The methods used to obtain unauthorized access are constantly evolving and may be difficult to anticipate or detect for long periods of time.  There is no guarantee that the security measures that we and our third-party service providers and suppliers have implemented, or will introduce in the future, to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches, or provide us with sufficient visibility to determine if data security breaches have occurred.  A compromise of our security measures or those of a third-party we entrust could result in information related to our customers, suppliers, Team Members, or the Company being obtained or misused by unauthorized persons; damage to our reputation; adverse operational effects or interruptions; costs to the Company to address the breach, which could require extensive time and financial resources to resolve; or claims, litigation, or possible regulatory action against us, all of which could have a material adverse impact on our results of operations, financial condition, and cash flows.

In addition, the regulatory environment related to information security and data collection, processing, use, and privacy is complex and constantly evolving.  The effects of complying with stricter and more complex data collection, processing, use, and privacy and information security laws, regulations, and standards can be far-reaching and may increase our responsibility and liability, which may increase our costs by needing to invest significant, additional time and resources and make changes to our existing practice and processes.  Failure to comply with data collection, processing, use, and privacy and information security laws, regulations, and standards by us or our third-party service providers or suppliers could subject us to fines, sanctions, governmental investigations, lawsuits, or reputational damage, which could have a material adverse impact on our results of operations, financial condition, and cash flows.

GENERAL RISKS

We cannot assure future growth will be achieved.

We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future.  Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning, and other issues related to new store site development, the availability of qualified management personnel, and general business and economic conditions.  We cannot be sure that our growth plans for 2024 and beyond will be achieved.  Failure to achieve our growth objectives may negatively impact the trading price of our common stock.  For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

In order to be successful, we will need to attract, retain, and motivate qualified employees.

Our success has been largely dependent on the efforts of certain key personnel.  In order to be successful, we will need to attract, retain, and motivate executives and other key employees.  Experienced management and technical personnel are in high demand and competition for their talents is intense.  In addition, we compete with other retail businesses to fill many of our hourly positions, which historically have had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market.  We must also continue to motivate employees and keep them focused on our strategies and goals.  Our business, results of operations, and cash flows could be materially adversely affected by the unexpected loss of the services of one or more of our key employees.  We cannot be certain that we will be able to continue to attract and retain qualified personnel, which could cause us to be less efficient, in particular in a significant inflationary wage pressured environment, and, as a result, may adversely impact our sales and profitability.  For a discussion of our management, see the “Business” section of Item 1 of this annual report on Form 10-K.

Risks associated with future acquisitions may not lead to expected growth and could result in increased costs and inefficiencies.

We expect to continue to make acquisitions as an element of our growth strategy.  Acquisitions involve certain risks that could cause our actual growth and profitability to differ from our expectations.  Examples of such risks include the following:

●	We may not be able to continue to identify suitable acquisition targets or to acquire additional companies at favorable prices or on other favorable terms.
●	Our management’s attention may be distracted.
●	We may fail to retain key personnel from acquired businesses.
●	We may assume unanticipated legal liabilities and other problems.
●	We may not be able to successfully integrate the operations (accounting and billing functions, for example) of businesses we acquire to realize economic, operational, and other benefits.

We may fail, or be unable, to discover liabilities of businesses that we acquire for which we or the subsequent owner or operator may be liable.

Litigation, governmental proceedings, environmental, employment, and tax legislation and regulations may affect our business, financial condition, results of operations, and cash flows.

We are, and in the future may become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings, arising out of the ordinary course of our business.  The damages sought against us in some of these litigation proceedings may be material and may adversely affect our business, results of operations, financial condition, and cash flows.

Environmental legislation and regulations, like the initiatives to limit greenhouse gas emissions and bills related to climate change, could adversely impact all industries.  While it is uncertain whether these initiatives will become law, new or more stringent climate change-related mandates, laws, or regulations, or stricter interpretations of existing mandates, laws, or regulations could potentially be forthcoming.  These matters, if enacted, could adversely impact our costs, by, among other things, increasing fuel prices or requiring additional expenditures by us or our suppliers to comply, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Our business is subject to employment legislation and regulations, including requirements related to minimum wage.  Our success depends, in part, on our ability to manage operating costs and identify opportunities to reduce costs.  Our ability to meet labor needs, while controlling costs is subject to external factors, such as minimum wage legislation.  A violation of, or change in, employment legislation and/or regulations could hinder our ability to control costs, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

New tax laws, statutes, rules, regulations, or ordinances could harm our business operations, results of operations, and financial condition, and existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us, which could adversely impact our costs directly or indirectly through our suppliers and have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

We execute a comprehensive approach to cybersecurity risk management, helping ensure the data customers and other stakeholders entrust to us remains safe and secure.  Our board of directors (the “Board”), Compliance Committee, and Information Security Program leaders are actively involved in the oversight of our cybersecurity risk management program.  As described in more detail below, we have established standards, policies, practices, and processes focused on identifying, assessing, managing, mitigating, and responding to material risks from cybersecurity threats.  To date, the Company is not aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategies, results of operations, financial condition, or cash flows.  However, while we have devoted financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure, we cannot provide absolute assurance that any potential future cybersecurity threats or incidents will not materially affect us or our business strategies, results of operations, financial condition, or cash flows.  For further discussion on cybersecurity related risks, see the “Risk Factors” section of Item 1A of this annual report on Form 10-K.

RISK MANAGEMENT AND STRATEGY

We execute a holistic approach to our standards, policies, practices, and processes for identifying, assessing, managing, mitigating, and responding to material risks from cybersecurity threats, all of which are integrated into our overall risk management program.  Our cybersecurity program is informed by industry-wide recognized standards, such as The National Institute of Standards and Technology (NIST) Cybersecurity Framework.

We have implemented best practices and established numerous programs and controls to reduce cybersecurity risk.  Our Information Security Program includes physical, administrative, and technical safeguards.  Some key components of the Information Security Program include:

●	Security awareness training for Team Members.
●	A dedicated security operations team to monitor, analyze, and respond to security threats.
●	Security governance to manage and maintain security processes.
●	Intrusion, detection, and prevention systems.
●	A vulnerability management program to identify and remediate security liabilities.

●	A configuration management program to harden systems based on industry standards.
●	Industry-leading email security, endpoint detection, and response platforms.
●	Threat intelligence from multiple resources to identify and anticipate emerging threats.
●	Network and web application firewalls.
●	Multi-factor authentication.
●	Network segmentation to isolate and safeguard critical systems and sensitive data.

On an ongoing basis we conduct cybersecurity risk assessments, including compiling, reviewing, and acting on information garnered from internal stakeholders, known security vulnerabilities, and data from external sources.  The results of these assessments are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board, Audit Committee, and members of management.

We routinely assess our systems and processes for modifications in advance of evolving state privacy regulations and other applicable industry standards and regularly update our privacy and information security policies to remain current with industry-leading practices.  We are continually adapting to the ever-changing cyber risk landscape and have a dedicated team of information security professionals committed to maintaining the highest levels of systems and data security.  The Company conducts and has engaged external information security firms to conduct assessments, including penetration tests, to continually improve security controls and ensure security controls.  We continue to expand and grow our security team and their skillsets and make regular enhancements to our Information Security Program.

In addition, we engage with our third-party business partners to enforce our internal cybersecurity practices.  We rely on all third-party business partners to maintain appropriate security programs; however, we cannot ensure in all circumstances that their efforts will be successful.  We assess third-party cybersecurity controls through a detailed cybersecurity assessment and review and include security and privacy addendums to our contracts, where applicable.  We also require that our third parties report material cybersecurity incidents to us, allowing us the ability to assess the impact of any reported incident on our operations.

Additionally, we developed a business continuity and disaster recovery program to help minimize the impact from certain types of cybersecurity risks.  The Company’s incident response plans include emergency response, systems recovery, and other plans that would be enacted in the event of certain types of cybersecurity attacks.  Our business continuity and disaster recovery plans are updated regularly and tested each year or as needed.

GOVERNANCE

Board Oversight

Our Board, in coordination with the Audit Committee, oversees our management of cybersecurity risk.  The Board receives regular reports from management about the prevention, detection, assessment, mitigation, and remediation of cybersecurity risks and incidents, including analysis of material security risks or information security vulnerabilities.  Our Audit Committee directly oversees our Information Security Program.  The Audit Committee is composed of Board members with diverse expertise, including risk management, technology, and finance experience, which provides them with the necessary qualifications to effectively oversee cybersecurity risks.  The Audit Committee receives on a quarterly basis, or as needed, comprehensive updates from management on cybersecurity risks, including risk assessments, cybersecurity maturity assessments, progress of risk reduction initiatives, enhancements to cybersecurity programs and initiatives, business continuity planning, PCI compliance, any relevant internal or industry cybersecurity incidents, and compliance with regulatory requirements and industry standards, as applicable.

Management’s Role

A cross-functional Compliance Committee comprised of O’Reilly executive and senior leadership, including our Chief Information Officer (“CIO”), have responsibility for assessing and managing material cybersecurity risks and oversees our enterprise security, privacy, and risk priorities, including ensuring alignment on security decisions across the Company.  The Compliance Committee meets quarterly, or as needed, to review security performance metrics, identify security risks, assess the status of approved security enhancements, and discuss future changes necessary to execute best practice, among other items.  The Compliance Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies to senior management.  We have an established escalation process to help ensure senior management and the Board are timely informed of any potential cybersecurity issues or incidents.  Our comprehensive monitoring, analysis, response, and communication protocols are designed to ensure the highest level of management is informed of cybersecurity risks and that the Board has comprehensive oversight and information necessary to provide guidance on critical cybersecurity issues.

Our Compliance Committee members have decades of business and leadership experience managing risk, including cybersecurity risks, that collectively enables them to effectively oversee comprehensive cybersecurity risks.  Our CIO has served in various roles in information technology for more than 30 years, including serving as a chief information officer for a technology company, and has a degree in information management systems.  Information Security Program leaders and Team Members who support our Information Security Program have relevant educational and technical certifications, such as Certified Information Security Manager (CISM) and Certified Information Systems Security Professional (CISSP), and applicable industry experience, including cybersecurity threat assessment and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats, and regulatory compliance.  For further details about our CIO’s background, see the “Information About Our Executive Officers” section of Item 1 of this annual report on Form 10-K.

Item 2. Properties

Stores, distribution centers, and other properties:

Of the 6,157 stores we operated at December 31, 2023, 2,544 stores were owned, 3,543 stores were leased from unaffiliated parties, 50 of which were located in Mexico, and 70 stores were leased from entities that include one or more of our affiliated directors or members of their immediate family.  Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance, and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option.  We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby.  Such master lease agreements with three of the five affiliated entities have been modified to extend the term of the lease agreement for specific stores.  The master lease agreements or modifications thereto expire on dates ranging from April 30, 2024, to December 31, 2029.  We believe that the lease agreements with the affiliated entities are on terms comparable to those of third parties.  See Note 15 “Related Parties” to the Consolidated Financial Statements for further information on master lease agreements.

The following table provides information regarding our regional DCs in operation as of December 31, 2023:

			Operating Square Footage (1)
Principal Use	Nature of Occupancy	Number of Locations	(in thousands)
Distribution center	Owned	22	9,727,584
Distribution center	Leased (2)	8	2,853,583
Total		30	12,581,167
(1)	DC operating square footage includes floor and mezzanine operating square footage and excludes subleased square footage.
(2)	Terms expiring on dates ranging from October 31, 2024, to June 30, 2035.

In addition, we operate six satellite warehouses in Mexico; these facilities do not serve domestic stores and are immaterial in the aggregate.  Further enhancing our distribution capabilities in 2024, we plan to relocate our Springfield DC and Atlanta DC to larger, more efficient facilities that will increase store servicing capabilities.

We believe that our present facilities are in good condition, are sufficiently insured, and are adequate for the conduct of our current operations.  The ideal store servicing capability of our existing 29 U.S. DCs is approximately 6,125 stores; including our planned DC relocation projects discussed above, our total DC network provides a growth capacity of approximately 150 to 300 domestic stores.  We believe the growth capacity in our DCs will provide us with the DC infrastructure needed for near-term expansion.  However, as we expand our geographic footprint, we will continue to evaluate our existing distribution system infrastructure and will adjust our distribution system capacity as needed to support our future growth.

Our corporate office operations occur primarily in Springfield, Missouri, and as of December 31, 2023, the total square footage for our corporate office operations was 0.6 million square feet, substantially all of which was owned.

Item 3.  Legal Proceedings

The Company is currently involved in litigation incidental to the ordinary conduct of the Company’s business.  Based on existing facts and historical patterns, the Company accrues for litigation losses in instances where an adverse outcome is probable and the Company is able to reasonably estimate the probable loss in accordance with Accounting Standard Codification 450-20.  The Company also accrues for an estimate of legal costs to be incurred for litigation matters.  Although the Company cannot ascertain the amount of liability that it may incur from legal matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and accruals, will have a material adverse effect on its consolidated financial position, results of operations, or cash flows in a particular quarter or annual period.

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

As of February 15, 2023, the Company had approximately 1,024,000 shareholders of common stock based on the number of holders of record and an estimate of individual participants represented by security position listings.

Sales of unregistered securities:

There were no sales of unregistered securities during the year ended December 31, 2023.

Issuer purchases of equity securities:

The following table identifies all repurchases during the fourth quarter ended December 31, 2023, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share price data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
October 1, 2023, to October 31, 2023	462	$910.21	462	$711,908
November 1, 2023, to November 30, 2023	68	965.09	68	2,646,346
December 1, 2023, to December 31, 2023	77	961.39	77	$2,572,201
Total as of December 31, 2023	607	$922.86	607
(1)	The authorizations under the share repurchase program that currently have capacity are scheduled to expire on May 23, 2026, and November 16, 2026. No other share repurchase programs existed during the twelve months ended December 31, 2023. See Note 10 “Share Repurchase Program” to the Consolidated Financial Statements for further information on our share repurchases.

Stock performance graph:

The graph below shows the cumulative total shareholder return assuming the investment of $100, on December 31, 2018, and the reinvestment of dividends thereafter, if any, in the Company’s common stock versus the Standard and Poor’s S&P 500 Retail Index (“S&P 500 Retail Index”) and the Standard and Poor’s S&P 500 Index (“S&P 500”).

$300
$250
$200
$150
$100
Dec. 31, 2018
Dec. 31, 2019
Dec. 31, 2020
Dec. 31, 2021
Dec. 31, 2022
Dec. 31, 2023
O'Reilly Automotive, Inc.
S&P 500 Retail Index
S&P 500

	December 31,
Company/Index	2018	2019	2020	2021	2022	2023
O’Reilly Automotive, Inc.	$100	$127	$131	$205	$245	$276
S&P 500 Retail Index	100	126	183	217	141	199
S&P 500	$100	$129	$150	$190	$153	$190

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity, and certain other factors that may affect our future results, including

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the years ended December 31, 2023 and 2022;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information, forward-looking statements, and other risk factors included elsewhere in this annual report.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States, Puerto Rico, and Mexico.  We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our goal is to achieve growth in sales and profitability by capitalizing on our competitive advantages, such as our dual market strategy, superior customer service provided by well-trained and technically proficient Team Members, and strategic distribution and hub store network that provides same day and over-night inventory access for our stores to offer a broad selection of product offerings.  The successful execution of our growth strategy includes aggressively opening new stores, growing sales in existing stores, continually enhancing merchandising and store layouts, and implementing our Omnichannel initiatives.  As of December 31, 2023, we operated 6,095 stores in 48 U.S. states and Puerto Rico and 62 stores in Mexico.

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

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. decreased 13.2% in 2020, as a result of responses to the coronavirus pandemic, including work from home arrangements and reduced travel.  Miles driven improved and increased 11.2% in 2021, and continued to improve and increased 0.9% in 2022, and in 2023, returned to more typical levels with an increase of 2.1%.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Auto Care Association, the total number of registered vehicles increased 13.9% from 2012 to 2022, bringing the number of light vehicles on the road to 283 million by the end of 2022.  For the year ended December 31, 2023, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 15.8 million vehicles, contributing to the continued growth in the total number of registered vehicles on the road.  From 2012 to 2022, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 9.9%, from 11.1 years in 2012 to 12.2 years in 2022.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from the current environment of elevated new and used vehicle prices, as consumers are more willing to continue to invest in their current vehicle.

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

Inflationary cost pressures impact our business; however, historically we have been successful, in many cases, in reducing the effects of merchandise cost increases, principally by taking advantage of supplier incentive programs, economies of scale resulting from increased volume of purchases, and selective forward buying.  To the extent our acquisition costs increase due to base commodity price increases or other input cost increases affecting the entire industry, we have typically been able to pass along these cost increases through higher selling prices for the affected products.  As a result, we do not believe inflation has had a material adverse effect on our operations.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

The table below compares the Company’s selected financial data over a ten-year period:

Year ended December 31,	2023	2022	2021	2020	2019	2018	2017	2016	2015	2014
(In thousands, except per share, Team Members, stores and ratio data)

SELECT INCOME STATEMENT RELATED DATA:

Percentage increase in comparable store sales (a)(b)	7.9%	6.4%	13.3%	10.9%	4.0%	3.8%	1.4%	4.8%	7.5%	6.0%
Sales ($)	15,812,250	14,409,860	13,327,563	11,604,493	10,149,985	9,536,428	8,977,726	8,593,096	7,966,674	7,216,081
Gross profit	8,104,803	7,381,706	7,019,949	6,085,692	5,394,691	5,039,966	4,720,683	4,509,011	4,162,643	3,708,901
Operating income	3,186,376	2,954,491	2,917,168	2,419,336	1,920,726	1,815,184	1,725,400	1,699,206	1,514,021	1,270,374
Net income ($) (c)(d)	2,346,581	2,172,650	2,164,685	1,752,302	1,391,042	1,324,487	1,133,804	1,037,691	931,216	778,182
Earnings per share – basic ($)	38.80	33.75	31.39	23.74	18.07	16.27	12.82	10.87	9.32	7.46
Earnings per share – assuming dilution ($) (c)(d)	38.47	33.44	31.10	23.53	17.88	16.10	12.67	10.73	9.17	7.34

SELECT BALANCE SHEET AND CASH FLOW RELATED DATA:
Total assets ($) (e)	13,872,995	12,627,979	11,718,707	11,596,642	10,717,160	7,980,789	7,571,885	7,204,189	6,676,684	6,532,083
Total debt ($) (e)	5,570,125	4,371,653	3,826,978	4,123,217	3,890,527	3,417,122	2,978,390	1,887,019	1,390,018	1,388,422
Shareholders’ (deficit) equity ($) (c)	(1,739,278)	(1,060,752)	(66,423)	140,258	397,340	353,667	653,046	1,627,136	1,961,314	2,018,418
Inventory turnover (f)	1.7	1.7	1.7	1.5	1.4	1.4	1.4	1.5	1.5	1.4
Accounts payable to inventory (g)	130.8%	134.9%	127.4%	114.5%	104.4%	105.7%	106.0%	105.7%	99.1%	94.6%
Cash provided by operating activities ($) (h)	3,034,084	3,148,250	3,207,310	2,836,603	1,708,479	1,727,555	1,403,687	1,510,713	1,345,488	1,190,430
Capital expenditures ($)	1,006,264	563,342	442,853	465,579	628,057	504,268	465,940	476,344	414,020	429,987
Free cash flow ($) (h)(i)	1,987,720	2,371,123	2,548,922	2,189,995	1,020,649	1,188,584	889,059	978,375	868,390	760,443

SELECT OPERATING DATA:

Number of Team Members at year end	90,189	87,377	82,852	77,654	82,484	78,882	75,552	74,580	71,621	67,569
Total number of stores at year end (j)(k)	6,157	5,971	5,784	5,616	5,460	5,219	5,019	4,829	4,571	4,366
Number of domestic stores at year end (j)	6,095	5,929	5,759	5,594	5,439	5,219	5,019	4,829	4,571	4,366
Number of Mexico stores at year end (k)	62	42	25	22	21	—	—	—	—	—
Store square footage at year end (a)(l)	46,681	44,604	43,185	41,668	40,227	38,455	36,685	35,123	33,148	31,591
Sales per weighted-average store ($) (a)(m)	2,578	2,415	2,298	2,057	1,881	1,842	1,807	1,826	1,769	1,678
Sales per weighted-average square foot ($) (a)(l)(n)	340	322	307	277	255	251	248	251	244	232

(a)	Represents O’Reilly’s U.S. operations only.
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

(l)	Square footage includes normal selling, office, stockroom, and receiving space.
(m)	Sales per weighted-average store are weighted to consider the approximate dates of store openings, acquisitions, or closures.
(n)	Sales per weighted-average square foot are weighted to consider the approximate dates of domestic store openings, acquisitions, expansions, or closures.

The following table includes income statement data as a percentage of sales, which is calculated independently and may not compute to presented totals due to rounding differences, for the years ended December 31, 2023 and 2022:

	For the Year Ended
	December 31,
	2023	2022
Sales	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	48.7	48.8
Gross profit	51.3	51.2
Selling, general and administrative expenses	31.1	30.7
Operating income	20.2	20.5
Interest expense	(1.3)	(1.1)
Interest income	0.1	—
Income before income taxes	19.0	19.4
Provision for income taxes	4.2	4.3
Net income (1)	14.8%	15.1%

(1) Each percentage of sales amount is calculated independently and may not compute to presented totals.

2023 Compared to 2022

Sales:

Sales for the year ended December 31, 2023, increased $1.40 billion, or 10%, to $15.81 billion from $14.41 billion for the same period in 2022.  Comparable store sales for stores open at least one year increased 7.9% and 6.4% for the year ended December 31, 2023 and 2022, respectively.  Comparable store sales are calculated based on changes in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, and sales to Team Members.  Online sales, resulting from ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation.  We opened 186 and 187 net, new stores during the year ended December 31, 2023 and 2022, respectively.  We anticipate new store growth will be 190 to 200 net, new store openings in 2024.

The increase in sales for the year ended December 31, 2023, was primarily the result of the 7.9% increase in domestic comparable store sales and a $293 million increase in sales from new stores opened in 2022 and 2023 that are not considered comparable stores.  Our comparable store sales increase for the year ended December 31, 2023, was driven by an increase in average ticket value for both professional service provider and DIY customers and positive transaction counts from professional service provider customers, partially offset by negative transaction counts from DIY customers.  Average ticket values benefited from inflationary increases in average selling prices, as compared to the same period in 2022.  Average ticket values also continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  The increase in professional service provider customer transaction counts was driven by consistently exceptional execution of our strategies surrounding superior service, inventory availability, and competitive pricing.  The decrease in DIY customer transaction counts was driven by the broader industry dynamics of better engineered parts, which last longer but result in reduced repair frequency.

See Note 12 “Revenue” to the Consolidated Financial Statements for further information concerning the Company’s sales.

Gross profit:

Gross profit for the year ended December 31, 2023, increased 10% to $8.10 billion (or 51.3% of sales) from $7.38 billion (or 51.2% of sales) for the same period in 2022.  The increase in gross profit dollars for the year ended December 31, 2023, was primarily the result of new store sales and the increase in comparable store sales at existing stores.  The increase in gross profit as a percentage of sales for the year ended December 31, 2023, was due to improved acquisition costs, partially offset by the impact from the rollout of our professional pricing initiative in the first quarter of 2022, which was a strategic investment aimed at ensuring we are more competitively priced on the professional side of our business; a greater percentage of our total sales mix generated from professional service provider customers, which carry a lower gross margin than DIY sales; and a greater benefit in the prior year from selling through inventory purchased prior to recent acquisition cost increases and corresponding selling price increases.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2023, increased 11% to $4.92 billion (or 31.1% of sales) from $4.43 billion (or 30.7% of sales) for the same period in 2022.  The increase in total SG&A dollars for the year ended December 31, 2023, was the result of additional Team Members, facilities and vehicles to support our increased sales and store count.  The increase in SG&A as a percentage of sales for the year ended December 31, 2023, was primarily the result of increased store staffing, wage rates, and enhanced benefits to support superior service levels, depreciation costs on accelerated refreshment of store delivery vehicle fleet, investment initiatives aimed at refreshing the image and appearance of our stores, increased expense for the market value performance of the Company’s Deferred Compensation Plan, increased cost for self-insured auto liability exposure, which was driven by inflation in claim costs, and the costs associated with the resumption of our annual in-person leadership conference.  See Note 13 “Share-Based Compensation and Benefit Plans” to the Consolidated Financial Statements for further information concerning the Company’s Deferred Compensation Plan.

Operating income:

As a result of the impacts discussed above, operating income for the year ended December 31, 2023, increased 8% to $3.19 billion (or 20.2% of sales) from $2.95 billion (or 20.5% of sales) for the same period in 2022.

Other income and expense:

Total other expense for the year ended December 31, 2023, increased 17% to $182 million (or 1.1% of sales), from $156 million (or 1.1% of sales) for the same period in 2022.  The increase in total other expense for the year ended December 31, 2023, was the result of increased interest expense on higher average outstanding borrowings, partially offset by an increase in the value of our trading securities, as compared to a decrease in the same period in 2022.  See Note 8 “Financing” to the Consolidated Financial Statements for further information concerning the Company’s borrowings.  See Note 2 “Fair Value Measurements” to the Consolidated Financial Statements for further information concerning the Company’s trading securities.

Income taxes:

Our provision for income taxes for the year ended December 31, 2023, increased 5% to $658 million (21.9% effective tax rate) from $626 million (22.4% effective tax rate) for the same period in 2022.  The increase in our provision for income taxes for the year ended December 31, 2023, was the result of higher taxable income, partially offset by higher excess tax benefits from share-based compensation.  The decrease in our effective tax rate for the year ended December 31, 2023, primarily was the result of higher excess tax benefits from share-based compensation.  See Note 16 “Income Taxes” to the Consolidated Financial Statements for further information concerning the Company’s income taxes.

Net income:

As a result of the impacts discussed above, net income for the year ended December 31, 2023, increased to $2.35 billion (or 14.8% of sales), from $2.17 billion (or 15.1% of sales) for the same period in 2022.

Earnings per share:

Our diluted earnings per common share for the year ended December 31, 2023, increased 15% to $38.47 on 61 million shares from $33.44 on 65 million shares for the same period in 2022.

2022 Compared to 2021

A discussion of the changes in our results of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “ORLY” or at our internet address, www.OReillyAuto.com, by clicking “Investor Relations” located at the bottom of the page.

LIQUIDITY AND CAPITAL RESOURCES

Our long-term business strategy requires capital to maintain and enhance our existing stores, invest to open new stores, fund strategic acquisitions, expand distribution infrastructure, develop enhanced information technology systems and tools, and may include the opportunistic repurchase of shares of our common stock through our Board-approved share repurchase program.  Our material cash requirements necessary to maintain the current operations of our long-term business strategy include, but are not limited to, inventory purchases; human capital obligations, including payroll and benefits; contractual obligations, including debt and interest obligations; capital expenditures; payment of income taxes; and other operational priorities.  We expect to fund our short- and long-term cash and capital requirements with our primary sources of liquidity, which include funds generated from the normal course of our business operations, borrowings under our unsecured revolving credit facility and our commercial paper program, and senior note offerings.  However, there can be no assurance that we will continue to generate cash flows or maintain liquidity at or above recent levels, as we are unable to predict decreased demand for our products or changes in customer buying patterns.  Additionally, these factors could also impact our ability to meet the debt covenants of our credit agreement and, therefore, negatively impact the funds available under our unsecured revolving credit facility.

Our material contractual cash obligations as of December 31, 2023, included commitments for short and long-term debt arrangements and interest payments related to long-term debt, future minimum payments under non-cancelable lease arrangements, self-insurance reserves, projected obligations related to future payments under the Company’s nonqualified deferred compensation plan, purchase obligations for construction contract commitments, uncertain tax positions and associated estimated interest and penalties, payments for certain deferred income taxes, the obligation to purchase renewable energy tax credits, and commitments for the purchase of inventory.  We expect to fund these various commitments and obligations primarily with operating cash flows expected to be generated in the normal course of business or through borrowings under our unsecured revolving credit facility and commercial paper program.  See Note 5 “Leases,” Note 13 “Share-Based Compensation and Benefit Plans,” Note 14 “Commitments,” and Note 16 “Income Taxes” to the Consolidated Financial Statements for further information on our leasing arrangements, share-based compensation payments, construction commitments, and uncertain tax positions, respectively, which are not reflected in the table below.

The following table identifies the estimated payments for each of the next five years, and in the aggregate thereafter, of the Company’s debt instruments and related interest payments and self-insurance reserves as of December 31, 2023 (in thousands):

	December 31, 2023
	Long-Term Debt Principal	Self-Insurance
	and Interest Payments (1)	Reserves (2)
2024	$951,525	$128,548
2025	200,625	37,046
2026	1,440,775	24,901
2027	887,950	13,880
2028	600,075	8,071
Thereafter	2,552,950	13,294
Contractual cash obligations	$6,633,900	$225,740
(1)	See Note 8 “Financing” to the Consolidated Financial Statements for further information on our debt instruments and related interest payments.
(2)	See Note 14 “Commitments” and Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further information on our self-insurance reserves.

Due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms, the timing of payments for certain deferred income taxes, uncertain tax positions, and commitments related to future payments under the Company’s nonqualified compensation plan cannot be determined and are therefore excluded from the above table, except for amounts estimated to be payable in 2024, which are included in “Current liabilities” on our Consolidated Balance Sheets.

Off-balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity, for which we have an obligation to the entity that is not recorded in our consolidated financial statements.  See Note 1 “Summary of Significant Accounting Policies” for more information on our variable interest entities.  We issue stand-by letters of credit, for more information see Note 8 “Financing” to the Consolidated Financial Statements for further information on our stand-by letters of credit.

We do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current, or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures, or capital resources.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	For the Year Ended
	December 31,
Liquidity:	2023	2022	2021
Total cash provided by/(used in):
Operating activities	$3,034,084	$3,148,250	$3,207,310
Investing activities	(995,936)	(739,985)	(615,620)
Financing activities	(1,868,738)	(2,662,536)	(2,694,858)
Effect of exchange rate changes on cash	1,139	741	(359)
Net increase (decrease) in cash and cash equivalents	$170,549	$(253,530)	$(103,527)

Capital expenditures	$1,006,264	$563,342	$442,853
Free cash flow (1)	1,987,720	2,371,123	2,548,922
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period. See page 37 for the reconciliation of the calculation of free cash flow.

Cash and cash equivalents balances held outside of the U.S. were $3.3 million and $11.1 million as of December 31, 2023 and 2022, respectively, which was generally utilized to support the liquidity needs of foreign operations in Mexico.

Operating activities:

The decrease in net cash provided by operating activities in 2023 compared to 2022 was primarily due to an increase in net inventory investment, compared to a decrease in 2022, partially offset by an increase in operating income and the timing of payment for transferrable federal renewable energy tax credits.

Investing activities:

The increase in net cash used in investing activities in 2023 compared to 2022 was primarily the result of an increase in capital expenditures, partially offset by a decrease in equity tax credit investments.  The increase in capital expenditures was primarily due to an increase in store and distribution enhancement and expansion projects, as well as an increase in vehicle fleet upgrade investments, in 2023 versus 2022.

We opened 186 and 187 net, new stores in 2023 and 2022, respectively.  We plan to open 190 to 200 net, new stores in 2024.  The costs associated with the expected openings of owned store locations in 2024, including the cost of land acquisition, building construction, fixtures, vehicles, net inventory investment, and computer equipment, are estimated to average approximately $3.0 million to $3.3 million per store; however, such costs may be significantly lower where we lease, rather than purchase, the store site and higher where we build a Hub, as they require a larger inventory investment and are generally larger in size.

Financing activities:

The decrease in net cash used in financing activities in 2023 compared to 2022 was primarily attributable to larger net borrowings in 2023 and a lower level of repurchases of our common stock in 2023.

2022 Compared to 2021:

A discussion of the changes in our operating activities, liquidity activities, and financing activities for the year ended December 31, 2022, as compared to the year ended December 31, 2021, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “ORLY” or at our internet address, www.OReillyAuto.com, by clicking “Investor Relations” located at the bottom of the page.

Debt instruments:

See Note 8 “Financing” to the Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit, commercial paper program, and unsecured senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of December 31, 2023, we were in compliance with the covenants applicable to our senior notes.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, and five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from our lenders.

We had a consolidated fixed charge coverage ratio of 6.42 times and 6.71 times as of December 31, 2023 and 2022, respectively, and a consolidated leverage ratio of 1.93 times and 1.73 times as of December 31, 2023 and 2022, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the years ended December 31, 2023 and 2022 (dollars in thousands):

		For the Year Ended
		December 31,
		2023	2022
GAAP net income		$2,346,581	$2,172,650
Add:	Interest expense	201,668	157,720
	Rent expense (1)	424,815	393,032
	Provision for income taxes	658,169	626,005
	Depreciation expense	405,603	352,224
	Amortization expense	3,458	5,709
	Non-cash share-based compensation	27,511	26,458
Non-GAAP EBITDAR		$4,067,805	$3,733,798

	Interest expense	$201,668	$157,720
	Capitalized interest	7,155	5,488
	Rent expense (1)	424,815	393,032
Total fixed charges		$633,638	$556,240

Consolidated fixed charge coverage ratio		6.42	6.71

GAAP debt		$5,570,125	$4,371,653
Add:	Stand-by letters of credit	112,163	101,741
	Unamortized discount and debt issuance costs	30,775	28,347
	Five-times rent expense	2,124,075	1,965,160
Non-GAAP adjusted debt		$7,837,138	$6,466,901

Consolidated leverage ratio		1.93	1.73

(1)

The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”), the most directly comparable GAAP financial measure, for the years ended December 31, 2023 and 2022 (in thousands):

		For the Year Ended
		December 31,
		2023	2022
Total lease cost, per ASC 842		$503,151	$467,758
Less:	Variable non-contract operating lease components, related to property taxes and insurance	78,336	74,726
Rent expense		$424,815	$393,032

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the years ended December 31, 2023, 2022, and 2021 (in thousands):

		For the Year Ended
		December 31,
		2023	2022	2021
Cash provided by operating activities		$3,034,084	$3,148,250	$3,207,310
Less:	Capital expenditures	1,006,264	563,342	442,853
	Excess tax benefit from share-based compensation payments	35,950	25,503	35,202
	Investment in tax credit equity investments	4,150	188,282	180,333
Free cash flow		$1,987,720	$2,371,123	$2,548,922

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

Share repurchase program:

See Note 10 “Share Repurchase Program” to the Consolidated Financial Statements for information on our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management.  Management bases its assumptions, estimates, and adjustments on historical experience, current trends, and other factors believed to be relevant at the time the consolidated financial statements are prepared.  Management believes that the following policies are critical due to the inherent uncertainty of these matters and the complex and subjective judgments required in establishing these estimates.  Management continues to review these critical accounting estimates and assumptions to ensure that the consolidated financial statements are presented fairly in accordance with GAAP.  However, actual results could differ from our assumptions and estimates and such differences could be material.

Self-Insurance Reserves:

We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and Team Member health care benefits.  With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation, and certain regulatory matters, we obtain third-party insurance coverage to limit our exposure for any individual workers’ compensation, general liability, vehicle liability, or property loss claim.

When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, growth patterns, and exposure forecasts.  The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations.  Certain of the self-insurance liabilities are determined at an estimate of their net present value, using the U.S. treasury risk-free rate.  Our calculation of self-insurance liabilities requires management to apply a significant amount of subjective judgment to estimate the ultimate cost to resolve reported claims and claims incurred but not yet reported as of the balance sheet date.  The application of alternative assumptions could result in a different estimate of these liabilities.  Management believes the assumptions developed and used to determine the estimate for our self-insurance reserve are reasonable.  Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains.

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

Our self-insurance reserve estimate included on our Consolidated Balance Sheets decreased $19 million from 2022 to 2023, which is primarily due to having resolved and paid out older, higher-than-expected self-insured auto liability claims, partially offset by our growing operations, inflation, increases in healthcare costs, the number of vehicles, and the number of hours worked, as well as our historical claims experience.  If the underlying assumptions in management’s estimate changed self-insurance reserves by 10% from our estimated reserves at December 31, 2023, the financial impact would have been approximately $21 million or 0.7% of pretax income for the year ended December 31, 2023.  See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further information on our self-insurance reserves.

Valuation of Long-Lived Assets:

We evaluate the carrying value of finite and indefinite long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  As a component of the finite long-lived assets evaluation, we review performance at the store level to identify any stores with indicators of impairment that should be considered for impairment.  A potential impairment has occurred if the projected future undiscounted cash flows realized from the best possible use of the asset group are less than the carrying value of the asset group.  The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of that asset group in operations.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset groups.

As a component of the indefinite long-lived assets evaluation, we perform a qualitative assessment to determine if events or circumstances that could affect the inputs used to determine the fair value of the intangible asset have occurred, as well as if they continue to support an indefinite useful life.  Areas evaluated include changes in cost factors such as raw materials or labor, financial performance including declining revenues or cash flows, the legal, regulatory, and political environment, and other industry and market considerations, including the competitive environment and changes in product demand.  If events or market conditions exist that would more likely than not indicate that impairment may be necessary, a detailed quantitative assessment would be performed.

Based on our qualitative assessment, we do not believe there has been a change of events or circumstances that would indicate that a calculation of fair value of indefinite long-lived assets is required as of December 31, 2023.  Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives and fair values of the assets.  Actual results could differ from these estimates, which could materially impact our impairment assessment.  See Note 6 “Goodwill and Other Intangibles” to the Consolidated Financial Statements for further information on our finite and indefinite long-lived assets.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for information about recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted Term SOFR Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of December 31, 2023, we had no outstanding borrowings under our Revolving Credit Facility.

We are subject to interest rate risk to the extent we issue short-term, unsecured commercial paper notes under our commercial paper program (the “Program”) with variable interest rates.  As of December 31, 2023, we had outstanding borrowings under the Program in the amount of $750.9 million, at the weighted-average variable interest rate of 5.640%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $4.3 million.

We had outstanding fixed rate debt of $4.9 billion and $4.4 billion as of December 31, 2023 and 2022, respectively.  The fair value of our fixed rate debt was estimated at $4.7 billion and $4.1 billion as of December 31, 2023 and 2022, respectively, which was determined by reference to quoted market prices.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of December 31, 2023, our cash and cash equivalents totaled $279.1 million.

Foreign currency risk:

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than our entities’ functional currencies.  To minimize our risk, we generally enter into transactions denominated in the respective functional currencies. Our foreign currency exposure arises from Mexican peso-denominated revenues and profits and their translation into U.S. dollars, and beginning in 2024, we will have exposure from Canadian dollar-denominated revenues and profits and their translation into U.S. dollars.

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $343.3 million at December 31, 2023.  The year ended December 31, 2023, exchange rates of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 14.8% from December 31, 2022.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at December 31, 2023, would be approximately $31.2 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statement through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework).  Based on this assessment, management believes that as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report, which is included herein.

/s/	Brad Beckham	/s/	Jeremy A. Fletcher
Brad Beckham		Jeremy A. Fletcher
Chief Executive Officer		Executive Vice President and
February 28, 2024		Chief Financial Officer
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, O’Reilly Automotive, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that:  (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Self-insurance Reserves
Description of the Matter

At December 31, 2023, the Company’s self-insurance reserve was $214 million.  As discussed in Note 1 of the financial statements, self-insurance liabilities are estimated based upon historical claim experience and trend-lines.

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

February 28, 2024

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$279,132	$108,583
Accounts receivable, less allowance for doubtful accounts $15,834 in 2023 and $14,695 in 2022	375,049	343,155
Amounts receivable from suppliers	140,443	127,019
Inventory	4,658,367	4,359,126
Other current assets	105,311	110,376
Total current assets	5,558,302	5,048,259

Property and equipment, at cost	8,312,367	7,438,065
Less: accumulated depreciation and amortization	3,275,387	3,014,024
Net property and equipment	5,036,980	4,424,041

Operating lease, right-of-use assets	2,200,554	2,112,267
Goodwill	897,696	884,445
Other assets, net	179,463	158,967
Total assets	$13,872,995	$12,627,979

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,091,700	$5,881,157
Self-insurance reserves	128,548	138,926
Accrued payroll	138,122	126,888
Accrued benefits and withholdings	174,650	166,433
Income taxes payable	7,860	—
Current portion of operating lease liabilities	389,536	366,721
Other current liabilities	730,937	383,692
Total current liabilities	7,661,353	7,063,817

Long-term debt	5,570,125	4,371,653
Operating lease liabilities, less current portion	1,881,344	1,806,656
Deferred income taxes	295,471	245,347
Other liabilities	203,980	201,258

Shareholders’ equity (deficit):
Preferred stock, $0.01 par value:
Authorized shares – 5,000,000
Issued and outstanding shares – none	—	—
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
59,072,792 as of December 31, 2023, and
62,353,221 as of December 31, 2022	591	624
Additional paid-in capital	1,352,275	1,311,488
Retained deficit	(3,131,532)	(2,375,860)
Accumulated other comprehensive income	39,388	2,996
Total shareholders’ deficit	(1,739,278)	(1,060,752)

Total liabilities and shareholders’ deficit	$13,872,995	$12,627,979

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended
	December 31,
	2023	2022	2021
Sales	$15,812,250	$14,409,860	$13,327,563
Cost of goods sold, including warehouse and distribution expenses	7,707,447	7,028,154	6,307,614
Gross profit	8,104,803	7,381,706	7,019,949

Selling, general and administrative expenses	4,918,427	4,427,215	4,102,781
Operating income	3,186,376	2,954,491	2,917,168

Other income (expense):
Interest expense	(201,668)	(157,720)	(144,768)
Interest income	4,900	4,763	1,971
Other, net	15,142	(2,879)	7,543
Total other expense	(181,626)	(155,836)	(135,254)

Income before income taxes	3,004,750	2,798,655	2,781,914
Provision for income taxes	658,169	626,005	617,229
Net income	$2,346,581	$2,172,650	$2,164,685

Earnings per share-basic:
Earnings per share	$38.80	$33.75	$31.39
Weighted-average common shares outstanding – basic	60,475	64,372	68,967

Earnings per share-assuming dilution:
Earnings per share	$38.47	$33.44	$31.10
Weighted-average common shares outstanding – assuming dilution	60,998	64,962	69,611

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	December 31,
	2023	2022	2021
Net income	$2,346,581	$2,172,650	$2,164,685
Other comprehensive income (loss):
Foreign currency translation adjustments	36,392	9,795	(4,644)
Total other comprehensive income (loss)	36,392	9,795	(4,644)

Comprehensive income	$2,382,973	$2,182,445	$2,160,041

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2020	71,123	$711	$1,280,841	$(1,139,139)	$(2,155)	$140,258
Net income	—	—	—	2,164,685	—	2,164,685
Other comprehensive loss	—	—	—	—	(4,644)	(4,644)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	39	—	18,511	—	—	18,511
Net issuance of common stock upon exercise of stock options	404	4	67,757	—	—	67,761
Share based compensation	—	—	23,054	—	—	23,054
Share repurchases, including fees	(4,537)	(45)	(84,655)	(2,391,348)	—	(2,476,048)
Balance at December 31, 2021	67,029	$670	$1,305,508	$(1,365,802)	$(6,799)	$(66,423)
Net income	—	—	—	2,172,650	—	2,172,650
Other comprehensive income	—	—	—	—	9,795	9,795
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	34	—	19,864	—	—	19,864
Net issuance of common stock upon exercise of stock options	251	3	60,974	—	—	60,977
Share based compensation	—	—	24,650	—	—	24,650
Share repurchases, including fees	(4,961)	(49)	(99,508)	(3,182,708)	—	(3,282,265)
Balance at December 31, 2022	62,353	$624	$1,311,488	$(2,375,860)	$2,996	$(1,060,752)
Net income	—	—	—	2,346,581	—	2,346,581
Other comprehensive income	—	—	—	—	36,392	36,392
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	28	—	21,691	—	—	21,691
Net issuance of common stock upon exercise of stock options	260	3	71,150	—	—	71,153
Share based compensation	—	—	25,642	—	—	25,642
Share repurchases, including fees	(3,568)	(36)	(77,696)	(3,073,423)	—	(3,151,155)
Excise tax on share repurchases	—	—	—	(28,830)	—	(28,830)
Balance at December 31, 2023	59,073	$591	$1,352,275	$(3,131,532)	$39,388	$(1,739,278)

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2023	2022	2021
Operating activities:
Net income	$2,346,581	$2,172,650	$2,164,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	409,061	357,933	328,217
Amortization of debt discount and issuance costs	4,954	4,704	4,388
Deferred income taxes	48,232	69,575	20,383
Share-based compensation programs	27,511	26,458	24,656
Other	2,116	885	2,128
Changes in operating assets and liabilities:
Accounts receivable	(35,539)	(75,859)	(47,427)
Inventory	(288,323)	(669,046)	(32,634)
Accounts payable	207,061	1,184,858	510,911
Income taxes payable	33,889	151,063	152,339
Accrued payroll	11,234	19,300	18,714
Accrued benefits and withholdings	(12,763)	(60,072)	9,214
Other	280,070	(34,199)	51,736
Net cash provided by operating activities	3,034,084	3,148,250	3,207,310

Investing activities:
Purchases of property and equipment	(1,006,264)	(563,342)	(442,853)
Proceeds from sale of property and equipment	17,689	14,803	9,494
Investment in tax credit equity investments	(4,150)	(188,282)	(180,333)
Other	(3,211)	(3,164)	(1,928)
Net cash used in investing activities	(995,936)	(739,985)	(615,620)

Financing activities:
Proceeds from borrowings on revolving credit facility	3,227,000	785,800	—
Payments on revolving credit facility	(3,227,000)	(785,800)	—
Net proceeds from commercial paper	746,789	—	—
Proceeds from the issuance of long-term debt	749,655	847,314	—
Principal payments on long-term debt	(300,000)	(300,000)	(300,000)
Payment of debt issuance costs	(4,989)	(6,591)	(3,412)
Repurchases of common stock	(3,151,155)	(3,282,265)	(2,476,048)
Net proceeds from issuance of common stock	91,316	79,356	84,915
Other	(354)	(350)	(313)
Net cash used in financing activities	(1,868,738)	(2,662,536)	(2,694,858)

Effect of exchange rate changes on cash	1,139	741	(359)
Net increase (decrease) in cash and cash equivalents	170,549	(253,530)	(103,527)
Cash and cash equivalents at beginning of the period	108,583	362,113	465,640
Cash and cash equivalents at end of the period	$279,132	$108,583	$362,113

Supplemental disclosures of cash flow information:
Income taxes paid	$315,060	$415,165	$450,935
Interest paid, net of capitalized interest	189,611	155,853	144,293

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

O’Reilly Automotive, Inc. and Subsidiaries, collectively, “O’Reilly” or the “Company,” is a specialty retailer and supplier of automotive aftermarket parts.  The Company’s stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items, and various automotive accessories.  As of December 31, 2023, the Company owned and operated 6,095 stores in 48 U.S. states and Puerto Rico and 62 stores in Mexico, servicing both do-it-yourself (“DIY”) and the professional service provider customers.  The Company’s robust distribution system provides stores with same-day or overnight access to an extensive inventory of hard-to-find items not typically stocked in the stores of other auto parts retailers.

Segment reporting:

The Company is managed and operated by a single management Team reporting to the chief operating decision maker.  Product sales are the only material source of revenue for the Company and the products sold by the Company have similar economic characteristics, are sourced from the Company’s suppliers in a similar manner, and are available for sale to all of the Company’s customers through the Company’s stores.  The Company’s stores have similar characteristics, including the nature of the products and services, the type and class of customers, and the methods used to distribute products and provide service to its customers, and, as a whole, make up a single operating segment.  The Company does not regularly prepare for review by the chief operating decision maker discrete financial information with respect to product categories or types of customers and, as such, has one reportable segment.

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

Accounts receivable:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company considers the following factors when determining if collection is reasonably assured:  customer creditworthiness, past transaction history with the customer, current expectations of future economic and industry trends, changes in customer payment terms, and management’s expectations.  Allowances for doubtful accounts are determined based on historical experience and an evaluation of the current composition of accounts receivable.

The Company grants credit to certain professional service provider and jobber customers who meet the Company’s pre-established credit requirements.  Concentrations of credit risk with respect to these receivables are limited because the Company’s customer base consists of a large number of relatively small customers, spreading the credit risk across a broad base regarded as a single class of financing receivable by the Company.  The Company also controls this credit risk through credit approvals, credit limits and accounts receivable, and credit monitoring procedures.  Generally, the Company does not require security when credit is granted to customers.  Credit is granted to customers on a short-term basis, consisting primarily of daily, weekly, or monthly accounts.  Credit losses are provided for in the Company’s consolidated financial statements and have consistently been within management’s expectations.

Amounts due to the Company from its Team Members are included in “Accounts receivable” on the accompanying Consolidated Balance Sheets.  These amounts consist primarily of purchases of merchandise on Team Member accounts.  Accounts receivable due from Team Members was approximately $0.9 million and $0.8 million as of December 31, 2023 and 2022, respectively.

Amounts receivable from suppliers:

The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates, and co-operative advertising.  Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred.  All other supplier concessions are recognized as a reduction to the cost of sales.  Amounts receivable from suppliers also include amounts due to the Company for changeover merchandise and product returns.  The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations.  Management does not believe there is a reasonable likelihood that the Company will be unable to collect the aggregate amounts receivable from suppliers, and the Company did not record a reserve for uncollectable amounts from suppliers in the consolidated financial statements as of December 31, 2023 or 2022.

Inventory:

Inventory, which consists of automotive hard parts, maintenance items, accessories, and tools, is stated at the lower of cost or market.  Inventory also includes capitalized costs related to procurement, warehousing, and distribution centers (“DCs”).  Cost has been determined using the last-in, first-out (“LIFO”) method, which more accurately matches costs with related revenues.  The replacement cost of inventory was $4.94 billion and $4.70 billion as of December 31, 2023 and 2022, respectively.

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

Goodwill and other intangibles:

The accompanying Consolidated Balance Sheets at December 31, 2023 and 2022, include goodwill and other intangible assets recorded as the result of acquisitions.  The Company operates a single reporting unit and evaluates goodwill and indefinite-lived intangibles for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  The goodwill impairment test includes an optional qualitative assessment.  The Company’s qualitative assessment found no evidence to suggest it is more likely than not that its fair value is less than its carrying amount, including goodwill, as of December 31, 2023 and 2022.  As such, no goodwill impairment adjustment was required as of December 31, 2023 and 2022.  Finite-lived intangibles are carried at amortized cost and amortization is calculated using the straight-line method, generally over the estimated useful lives of the intangibles.  See Note 6 for further information concerning the Company’s goodwill and other intangibles.

Leases:

The Company leases certain office space, retail stores, distribution centers, and equipment under long-term, non-cancelable operating leases.  The Company does not separate non-lease components from lease components for any current lease contracts.  Leases generally include renewal options and some include options to purchase, provisions for percentage rent based on sales, and/or incremental step increase provisions.  The exercise of renewal options is typically at the Company’s sole discretion and all operating lease expense is recognized on a straight-line basis over the lease term.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company rents or subleases certain surplus real estate to third parties.  Right-of-use assets and corresponding operating lease liabilities are recognized for all leases with an initial term greater than 12 months.  See Note 5 for further information concerning the Company’s operating leases.

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

Valuation of investments:

The Company has an unsecured obligation to pay, in the future, the value of deferred compensation and a Company match relating to employee participation in the Company’s nonqualified deferred compensation plan (the “Deferred Compensation Plan”).  The future obligation is adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant.  The Company invests in various marketable securities with the intention of selling these securities to fulfill its future obligations under the Deferred Compensation Plan.  The investments in this plan were stated at fair value based on quoted market prices, were accounted for as trading securities, and were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022.  See Note 2 for further information concerning the fair value measurements of the Company’s marketable securities.  See Note 13 for further information concerning the Company’s benefit plans.

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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction, and other operating decisions and activities.  As of December 31, 2023, the Company had invested in six unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.  The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $34.7 million as of December 31, 2023, and was included in “Other assets, net” on the accompanying Consolidated Balance Sheets.  During the year ended December 31, 2023, 2022, and 2021, the Company recognized investment tax credits from association with these VIEs in the amounts of $0.5 million, $167.6 million and $177.1 million, respectively, all of which were realized through reductions in cash income taxes paid and were reflected as a component of the change in Income taxes payable on the accompanying Consolidated Statements of Cash Flows for the respective years.

Self-insurance reserves:

The Company uses a combination of insurance and self-insurance mechanisms to provide for potential liabilities for Team Member health care benefits, workers’ compensation, vehicle liability, general liability, and property loss.  With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation, and certain regulatory matters, the Company obtains third-party insurance coverage to limit its exposure.  The Company estimates its self-insurance liabilities by considering a number of factors, including historical claims experience and trend-lines, projected cost inflation, growth patterns, and exposure forecasts.  Certain of these liabilities were recorded at an estimate of their net present value.

The following table identifies the components of the Company’s self-insurance reserves as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Self-insurance reserves (undiscounted)	$225,740	$245,562
Self-insurance reserves (discounted)	214,116	233,017

The current portion of the Company’s discounted self-insurance reserves totaled $128.5 million and $138.9 million as of December 31, 2023 and 2022, respectively, which was included in “Self-insurance reserves” on the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022.  The remainder was included in “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022.

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

Litigation accruals:

The Company is currently involved in litigation incidental to the ordinary conduct of the Company’s business.  Based on existing facts and historical patterns, the Company accrues for litigation losses in instances where an adverse outcome is probable and the Company is able to reasonably estimate the probable loss in accordance with Accounting Standard Codification 450-20.  The Company also accrues for an estimate of legal costs to be incurred for litigation matters.  Although the Company cannot ascertain the amount of liability that it may incur from legal matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and accruals, will have a material adverse effect on its consolidated financial position, results of operations, or cash flows in a particular quarter or annual period.

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

Revenue recognition:

The Company’s primary source of revenue is derived from the sale of automotive aftermarket parts and merchandise to its customers.  Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, in an amount representing the consideration the Company expects to receive in exchange for transferring goods to the customer.  Generally, the Company’s performance obligations are satisfied when the customer takes possession of the merchandise, which normally occurs immediately at the point of sale or through same day delivery of the merchandise.  All sales are recorded net of estimated returns allowances, discounts, and taxes.  The Company does not recognize revenue related to product warranties, as these are considered assurance warranty obligations.

Over-the-counter retail sales to DIY customers are recorded when the customer takes possession of the merchandise.  Internet retail sales, included in sales to DIY customers, are recorded when the merchandise is shipped or when the customer picks up the merchandise at a store.  Sales to professional service provider customers, also referred to as “commercial sales,” are recorded upon same-day delivery of the merchandise to the customer, generally at the customer’s place of business.  Other sales and sales adjustments primarily includes sales to Team Members, wholesale sales to other retailers (“jobber sales”), equipment sales, discounts, rebates, deferred revenue adjustments relating to the Company’s retail loyalty program, and adjustments to estimated sales returns allowances.  Sales to Team Members are recorded when the Team Member takes possession of the merchandise.  Jobber sales are recorded upon shipment of the merchandise from a regional distribution center with same-day delivery to the jobber customer’s location.

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

Cost of goods sold and selling, general and administrative expenses:

Below follows the primary costs classified in each major expense category.

Cost of goods sold, including warehouse and distribution expenses:

●	Total cost of merchandise sold, including freight expenses associated with acquiring merchandise and with moving merchandise inventories from the Company’s distribution centers to the stores and defective merchandise and warranty costs.
●	Supplier allowances and incentives, including allowances that are not reimbursements for specific, incremental, and identifiable costs and cash discounts on payments to suppliers.
●	Costs associated with the Company’s supply chain, including payroll and benefit costs, warehouse occupancy costs, transportation costs, depreciation, and inventory shrinkage.

Selling general and administrative expenses:

●	Payroll benefit costs for store and corporate Team Members;
●	Occupancy costs of store and corporate facilities;
●	All expenses associated with Hub stores;
●	Depreciation and amortization related to store and corporate assets;
●	Vehicle expenses for store and Hub delivery services;
●	Self-insurance costs;
●	Closed store expenses; and
●	Other administrative costs, including accounting, legal, and other professional services; bad debt, banking, and credit card fees; supplies; travel; and advertising costs.

Advertising expenses:

Advertising expense consists primarily of expenses related to the Company’s integrated marketing program, which includes radio, in-store, digital, and social media promotions, as well as sports and event sponsorships and direct mail and newspaper promotional distribution.  The Company expenses advertising costs as incurred.  The Company also participates in cooperative advertising arrangements with certain of its suppliers.  Advertising expense, net of cooperative advertising allowances from suppliers that were incremental to the advertising program, specific to the product or event and identifiable for accounting purposes, were $85.7 million, $81.5 million and $72.5 million for the year ended December 31, 2023, 2022, and 2021, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Share-based compensation and benefit plans:

The Company sponsors share-based compensation plans and benefit plans.  The Company recognizes compensation expense over the requisite service period for its share-based plans based on the fair value of the awards on the date of the grant, award, or issuance and accounts for forfeitures as they occur.  Share-based plans include stock option awards, restricted stock awards, and stock appreciation rights issued under the Company’s incentive plans and stock issued through the Company’s employee stock purchase plan.  See Note 13 for further information concerning the Company’s share-based compensation and benefit plans.

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

Interest expense:

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on its long-term borrowings.  Total interest costs capitalized for the year ended December 31, 2023, 2022, and 2021, were $7.2 million, $5.5 million and $7.0 million, respectively.

In conjunction with the issuance or amendment of long-term debt instruments, the Company incurs various costs, including debt registration fees, accounting and legal fees, and underwriter and book runner fees.  Debt issuance costs related to the Company’s long-term unsecured senior notes are recorded as a reduction of the principal amount of the corresponding unsecured senior notes.  Debt issuance costs related to the Company’s unsecured revolving credit facility are recorded as an asset.  These debt issuance costs have been deferred and are being amortized over the term of the corresponding debt instrument, and the amortization expense is included in “Interest expense” on the accompanying Consolidated Statements of Income.  Deferred debt issuance costs totaled $25.5 million and $24.7 million net of accumulated amortization, as of December 31, 2023 and 2022, respectively, of which $1.9 million and $2.6 million were included in “Other assets, net” as of December 31, 2023 and 2022, respectively, with the remainder included in “Long-term debt” on the accompanying Consolidated Balance Sheets.

The Company issued its long-term unsecured senior notes and commercial paper program at a discount.  The original issuance discounts on the senior notes are recorded as a reduction of the principal amount of the corresponding senior notes and are accreted over the term of the applicable senior note, and the original issuance discounts on the commercial paper program are recorded as a reduction of the face amount of the borrowings, with the accretion expenses included in “Interest expense” on the accompanying Consolidated Statements of Income.  Original issuance discounts, net of accretion, totaled $7.1 million and $6.3 million as of December 31, 2023 and 2022, respectively.

See Note 8 for further information concerning debt issuance costs and original issuance discounts associated with the Company’s issuances of long-term debt instruments.

Income taxes:

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between the U.S. GAAP basis and tax basis of assets and liabilities using enacted tax rules and rates currently scheduled to be in effect for the year in which the differences are expected to reverse.  Tax carry forwards are also recognized in deferred tax assets and liabilities under this method.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.  The Company would record a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination and any change in the valuation allowance is recorded in the period of a change in such determination.  The Company did not establish a valuation allowance for deferred tax assets as of December 31, 2023 and 2022, as it was considered more likely than not that deferred tax assets were realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies.

The Company regularly reviews its potential tax liabilities for tax years subject to audit.  The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits, and applicable tax law rulings.  In management’s opinion, adequate provisions for income taxes have been made for all years presented.  The estimates of the Company’s potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with the Company’s various tax positions and actual results could differ from estimates.  See Note 16 for further information concerning the Company’s income taxes.

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

New accounting pronouncements:

In September of 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2022- 04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”).  ASU 2022-04 enhances the transparency of supplier finance programs.  Under ASU 2022-04, a buyer in a supplier finance program would be required to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude.  ASU 2022-04 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023.  ASU 2022-04 allows for early adoption and requires retrospective adoption, except on rollforward information, which should be applied prospectively.  The Company adopted this guidance, using the retrospective adoption method, beginning with its first quarter ending March 31, 2023, with the exception, as stated in the guidance, of the rollforward information, which will be adopted prospectively, disclosure for which will be effective with the Company’s fiscal year beginning after December 15, 2023.  The application of this new guidance did not have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance requires disclosure only.  See Note 7 for further information concerning the Company's supplier finance programs.

In November of 2023, FASB issued Accounting Standard Update ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”).  ASU 2023-07 improves the disclosures about a public entity’s reportable segments.  Under ASU 2023-07, a public entity would be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 in interim periods, any additional measures of a segment’s profit or loss used by the CODM to allocate resources, and the title and position of the CODM.  ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  ASU 2023-07 allows for early adoption and requires retrospective adoption.  The Company will adopt this guidance beginning with its fourth quarter ending December 31, 2024.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

In December of 2023, FASB issued Accounting Standard Update ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”).  ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures.  Under ASU 2023-09, a public entity would be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, such as if the effect of the reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate.  Entities would also have to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid, along with income/loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state, and foreign.  ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.  ASU 2023-09 allows for early adoption for annual financial statements that have not yet been issued and allows retrospective and prospective adoption.  The Company will adopt this guidance beginning with its fourth quarter ending December 31, 2025.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

NOTE 2 – FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis:

The Company invests in various marketable securities with the intention of selling these securities to fulfill its future unsecured obligations under the Company’s nonqualified deferred compensation plan.  See Note 12 for further information concerning the Company’s benefit plans.

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022.  The Company recorded an increase in fair value related to its marketable securities in the amount of $8.4 million and a decrease in fair value to its related to its marketable securities in the amount of $8.3 million for the year ended December 31, 2023 and 2022, respectively, which were included in “Other income (expense)” on the accompanying Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of December 31, 2023 and 2022 (in thousands):

December 31, 2023
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$59,508	$—	$—	$59,508

December 31, 2022
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$49,371	$—	$—	$49,371

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of December 31, 2023 and 2022, the Company did not have any material non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes, unsecured revolving credit facility borrowings, and commercial paper program borrowings are included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair values as of December 31, 2023 and 2022, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$4,820,543	$4,687,065	$4,371,653	$4,119,777

The carrying amount of the Company’s unsecured revolving credit facility approximates fair value (Level 2), as borrowings under the facility bear variable interest at current market rates.  The carrying amount of the Company’s commercial paper program approximates fair value (Level 2), as borrowings under the program bear interest at market rates prevailing at the time of issuance.  See Note 8 for further information concerning the Company’s senior notes, unsecured revolving credit facility, and commercial paper program.

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

NOTE 3 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table identifies the changes in the Company’s allowance for doubtful accounts included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Allowance for doubtful accounts, balance at January 1	$14,695	$11,870
Reserve accruals	7,261	6,718
Uncollectable accounts written-off	(6,226)	(3,928)
Foreign currency translation	104	35
Allowance for doubtful accounts, balance at December 31	$15,834	$14,695

NOTE 4 – PROPERTY AND EQUIPMENT

The following table identifies the types and balances of property and equipment included in “Property and equipment, at cost” on the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022, and includes the estimated useful lives for its types of property and equipment (in thousands, except original useful lives):

	Original Useful
	Lives	December 31, 2023	December 31, 2022
Land		$989,575	$931,993
Buildings and building improvements	15 – 39 years	3,121,562	2,896,071
Leasehold improvements	3 – 25 years	1,113,374	951,652
Furniture, fixtures and equipment	3 – 20 years	2,029,668	1,847,248
Vehicles	5 – 10 years	709,220	571,328
Construction in progress		348,968	239,773
Total property and equipment		8,312,367	7,438,065
Less: accumulated depreciation and amortization		3,275,387	3,014,024
Net property and equipment		$5,036,980	$4,424,041

The Company recorded depreciation and amortization expense related to property and equipment in the amounts of $404.9 million, $343.6 million and $320.4 million for the year ended December 31, 2023, 2022, and 2021, respectively, which were included in “Selling, general and administrative expenses” and “Cost of goods sold, including warehouse and distribution expenses” on the accompanying Consolidated Statements of Income.

The Company recorded charges of $2.2 million related to property and equipment for the year ended December 31, 2023, primarily due to the write-down of equipment that exceeded market value and certain hardware and software projects that were disposed or were no longer expected to provide a long-term benefit, $7.6 million related to property and equipment for the year ended December 31, 2022, primarily due to the write-down on surplus land and buildings that exceeded market value and certain hardware and software projects that were disposed or were no longer expected to provide a long-term benefit, and $12.6 million related to property and equipment for the year ended December 31, 2021, primarily due to certain hardware and software projects that were disposed or were no longer expected to provide a long-term benefit, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 5 – LEASES

Operating lease commitments:

The following table summarizes Total lease cost for the years ended December 31, 2023, 2022, and 2021, which was primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income (in thousands):

	For the Year Ended
	December 31,
	2023	2022	2021
Operating lease cost	$398,537	$367,724	$351,296
Short-term operating lease cost	9,508	11,314	7,694
Variable operating lease cost	99,911	93,940	89,065
Sublease income	(4,805)	(5,220)	(4,571)
Total lease cost	$503,151	$467,758	$443,484

The following table summarizes other lease related information for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$390,907	$366,866
Right-of-use assets obtained in exchange for new operating lease liabilities	387,810	416,615

The following table identifies the future minimum lease payments under all of the Company’s operating leases for each of the next five years, and in the aggregate thereafter, and reconciles to the present value of the “Operating lease liabilities, less current portion” included in the accompanying Consolidated Balance Sheet as of December 31, 2023 (in thousands):

	December 31, 2023
	Related Parties	Non-Related Parties	Total
2024	$4,730	$385,437	$390,167
2025	3,875	365,942	369,817
2026	3,260	330,350	333,610
2027	2,283	282,689	284,972
2028	2,046	230,380	232,426
Thereafter	47	1,115,755	1,115,802
Total operating lease payments	16,241	2,710,553	2,726,794
Less: present value discount	8,940	446,974	455,914
Total operating lease liabilities	7,301	2,263,579	2,270,880
Less: current portion of operating lease liabilities	4,730	384,806	389,536
Operating lease liabilities, less current portion	$2,571	$1,878,773	$1,881,344

See Note 15 for further information concerning the Company’s related party operating leases.

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent and other variable operating lease related costs and have not been reduced by expected future minimum sublease income under non-cancelable subleases, which was approximately $9.6 million as of December 31, 2023.  The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases was 9.4 years and 4.3%, respectively, as of December 31, 2023.

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

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

Goodwill:

Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist.  Goodwill is not amortizable for financial statement purposes.  The Company did not record any goodwill impairment during the years ended December 31, 2023, 2022, or 2021.

The following table identifies the changes in goodwill and certain acquisition intangibles, which were included in “Goodwill” on the accompanying Consolidated Balance Sheets for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Goodwill, balance at January 1,	$884,445	$879,340
Change in goodwill related to small acquisitions	1,989	1,452
Foreign currency translation	11,262	3,653
Goodwill, balance at December 31,	$897,696	$884,445

Intangibles other than goodwill:

The following table identifies the components of the Company’s intangible assets, inclusive of foreign currency translation adjustments, which were included in “Other assets, net” on the accompanying Consolidated Balance Sheets for the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023			December 31, 2022
	Cost of	Accumulated	Net	Cost of	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
Finite-lived intangible assets:
Trade names (1)	$9,797	$(8,273)	$1,524	$8,532	$(5,532)	$3,000
Non-compete agreements (2)	2,240	(1,419)	821	7,010	(5,965)	1,045
Other intangible assets (3)	10,027	(4,095)	5,932	12,446	(6,406)	6,040
Total finite-lived intangible assets	22,064	(13,787)	8,277	27,988	(17,903)	10,085

Indefinite-lived intangible assets:
Trade names	41,493	—	41,493	36,134	—	36,134

Total intangible assets	$63,557	$(13,787)	$49,770	$64,122	$(17,903)	$46,219
(1)	Weighted-average remaining useful life of approximately 3.9 years as of December 31, 2023.
(2)	Weighted-average remaining useful life of approximately 4.0 years as of December 31, 2023.
(3)	Includes internally-developed software and customer relationships and has an estimated weighted-average remaining useful life of approximately 5.9 years as of December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company recorded non-compete agreement assets in conjunction with small acquisitions in the amount of less than $0.1 million for each year.  Other than the non-compete agreement assets, the Company did not record additional finite-lived or indefinite-lived intangible assets during the years ended December 31, 2023 and 2022.  For the year ended December 31, 2023, 2022, and 2021, the Company recorded aggregate amortization expense related to its intangible assets in the amounts of $3.0 million, $4.8 million and $4.9 million, respectively.

Indefinite-lived intangible assets, such as trade names, are reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist.  The Company did not record any indefinite-lived intangible asset impairment during the years ended December 31, 2023, 2022, or 2021.

The following table identifies the estimated amortization expense of the Company’s intangibles for each of the next five years, and the aggregate thereafter, and reconciles to net, finite-lived intangible assets included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2023 (in thousands):

December 31, 2023
Amortization Expense
2024	$1,620
2025	1,613
2026	1,588
2027	1,448
2028	1,088
Thereafter	920
Total net, finite-lived intangible assets	$8,277

NOTE 7 – SUPPLIER FINANCE PROGRAMS

The Company has established and maintains supplier finance programs with certain third-party financial institutions, which allow participating merchandise suppliers to voluntarily elect to assign the Company’s payment obligations due to these merchandise suppliers to one of the designated third-party institutions.  Under these supplier finance programs, the Company has agreed to pay the third-party financial institutions the stated amount of confirmed merchandise supplier invoices on the original maturity dates of the invoices, which are generally for a term of one year.  The Company does not have any assets pledged as security or other forms of guarantees for the committed payment to the third-party institutions.  As of December 31, 2023, and 2022, the Company had obligations outstanding under these programs for invoices that were confirmed as valid to the third-party financial institutions in the amounts of $4.4 billion and $4.2 billion, respectively, which were included as a component of “Accounts payable” on the accompanying Consolidated Balance Sheets.

NOTE 8 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Commercial paper program, weighted-average variable interest rate of 5.640%	750,900	—
3.850% Senior Notes due 2023, effective interest rate of 3.851%	—	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
5.750% Senior Notes due 2026, effective interest rate of 5.767%	750,000	—
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	850,000
Total principal amount of debt	5,600,900	4,400,000
Less: Unamortized discount and debt issuance costs	30,775	28,347
Total long-term debt	$5,570,125	$4,371,653

The following table identifies the principal maturity payments of the Company’s financing facilities for each of the next five years, and in the aggregate thereafter, as of December 31, 2023 (in thousands):

December 31, 2023
Scheduled Maturities
2024	$750,900
2025	—
2026	1,250,000
2027	750,000
2028	500,000
Thereafter	2,350,000
Total principal amount of debt	$5,600,900

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

As of December 31, 2023 and 2022, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, under the Credit Agreement in the amounts of $5.4 million and $5.1 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of the outstanding letters of credit have a one-year term from the date of issuance.  As of December 31, 2023 and 2022, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted Term SOFR Rate (both as defined in the Credit Agreement) plus an applicable margin, which will vary from 0.000% to 0.250% in the case of loans bearing interest at the Alternate Base Rate and 0.680% to 1.250% in the case of loans bearing interest at the Adjusted Term SOFR Rate, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments, varying from 0.070% to 0.250% per annum.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of December 31, 2023, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Term Benchmark Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, and five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights, and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from lenders.  As of December 31, 2023, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of December 31, 2023 and 2022, the Company had other outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability, and other insurance policies, in the amount of $106.8 million and $96.6 million, respectively.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Commercial paper program:

On August 9, 2023, the Company established a commercial paper program (the “Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $1.8 billion.  The Notes will have maturities of up to 397 days from the date of issue.  The Notes rank at least pari passu with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company plans to use its Revolving Credit Facility as a liquidity backstop for the repayment of Notes outstanding under the Program.  The Notes issued under the Program were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as of December 31, 2023, as the Company has the ability and intent to refinance these Notes on a long-term basis.

Senior notes:

On June 15, 2023, the Company’s $300 million aggregate principal amount of unsecured 3.850% Senior Notes due 2023 matured, and the Company repaid these notes using borrowings under its Revolving Credit Facility.

On November 20, 2023, the Company issued $750 million aggregate principal amount of unsecured 5.750% Senior Notes due 2026 (“5.750% Senior Notes due 2026”) at a price to the public of 99.954% of their face value with U.S. Bank Trust Company, National Association (“U.S. Bank”) as trustee.  Interest on the 5.750% Senior Notes due 2026 is payable on May 20 and November 20 of each year, beginning on May 20, 2024, and is computed on the basis of a 360-day year.

As of December 31, 2023, the Company has issued and outstanding a cumulative $4.9 billion aggregate principal amount of unsecured senior notes, which are due between 2026 and 2032, with UMB Bank, N.A. and U.S. Bank Trust Company as trustees.  Interest on the senior notes, ranging from 1.750% to 5.750%, is payable semi-annually and is computed on the basis of a 360-day year.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of December 31, 2023.

NOTE 9 – WARRANTIES

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022.  The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Warranty liabilities, balance at January 1,	$98,564	$77,199
Warranty claims	(180,971)	(152,777)
Warranty accruals	200,228	174,118
Foreign currency translation	74	24
Warranty liabilities, balance at December 31,	$117,895	$98,564

NOTE 10 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program.  Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend, or terminate the share repurchase program at any time, without prior notice.  As announced on November 15, 2022, May 23, 2023, and November 16, 2023, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.5 billion, $2.0 billion, and $2.0 billion, respectively, resulting in a cumulative authorization amount of $25.8 billion.  The additional authorizations are effective for three years, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the years ended December 31, 2023 and 2022 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2023	2022
Shares repurchased	3,568	4,961
Average price per share	$883.13	$661.66
Total investment	$3,151,120	$3,282,215

As of December 31, 2023, the Company had $2.6 billion remaining under its share repurchase program.  Excise tax on shares repurchased, assessed at one percent of the fair market value of net shares repurchased, was $28.8 million for the year ended December 31, 2023.

Subsequent to the end of the year and through February 28, 2024, the Company repurchased an additional 0.2 million shares of its common stock under its share repurchase program, at an average price of $1,001.04, for a total investment of $184.4 million.  The Company has repurchased a total of 94.3 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 28, 2024, at an average price of $247.83, for a total aggregate investment of $23.4 billion.  As of February 28, 2024, we had approximately $2.4 billion remaining under our share repurchase program.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations.  The table below summarizes activity for changes in accumulated other comprehensive loss included in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive loss, balance at December 31, 2021	$(6,799)	$(6,799)
Change in accumulated other comprehensive income	9,795	9,795
Accumulated other comprehensive income, balance at December 31, 2022	$2,996	$2,996
Change in accumulated other comprehensive income	36,392	36,392
Accumulated other comprehensive income, balance at December 31, 2023	$39,388	$39,388
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 12 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	For the Year Ended
	December 31,
	2023	2022	2021
Sales to do-it-yourself customers	$8,248,213	$7,903,359	$7,643,832
Sales to professional service provider customers	7,245,747	6,170,239	5,368,657
Other sales and sales adjustments	318,290	336,262	315,074
Total sales	$15,812,250	$14,409,860	$13,327,563

As of December 31, 2023 and 2022, the Company had recorded a deferred revenue liability of $5.1 million and $5.0 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Consolidated Balance Sheets.  During the year ended December 31, 2023, 2022, and 2021, the Company recognized $13.9 million, $12.2 million and $13.6 million, respectively, of revenue related to its loyalty program, which were included in “Sales” on the accompanying Consolidated Statements of Income.

See Note 9 for information concerning the expected costs associated with the Company’s assurance warranty obligations.

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

The table below identifies the shares that have been authorized for issuance and the shares available for future issuance under the Company plans, as of December 31, 2023 (in thousands):

	December 31, 2023
	Total Shares Authorized for	Shares Available for Future
Plans	Issuance under the Plans	Issuance under the Plans
Incentive Plans	35,650	5,492
Employee Stock Purchase Plan	4,250	412
Profit Sharing and Savings Plan	4,200	349

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

The table below identifies stock option activity under these plans during the year ended December 31, 2023:

			Average		Aggregate
	Shares	Weighted- Average	Remaining		Intrinsic Value
	(in thousands)	Exercise Price	Contractual Terms		(in thousands)
Outstanding at December 31, 2022	1,069	$356.76
Granted	94	861.57
Exercised	(260)	273.94
Forfeited or expired	(19)	652.81
Outstanding at December 31, 2023	884	$428.50	5.3	Years	$461,145
Vested or expected to vest at December 31, 2023	853	$414.37	5.2	Years	$456,945
Exercisable at December 31, 2023	627	$330.25	4.2	Years	$388,517

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility, and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the years ended December 31, 2023, 2022, and 2021:

	December 31,
	2023		2022		2021
Risk free interest rate	3.96%		2.09%		0.82%
Expected life	6.3	Years	6.3	Years	5.9	Years
Expected volatility	29.0%		28.9%		30.0%
Expected dividend yield	—%		—%		—%

The following table summarizes activity related to stock options awarded by the Company for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended
	December 31,
	2023	2022	2021
Compensation expense for stock options awarded (in thousands)	$22,090	$21,412	$20,035
Income tax benefit from compensation expense related to stock options (in thousands)	5,477	5,332	4,989
Total intrinsic value of stock options exercised (in thousands)	170,521	123,911	163,722
Cash received from exercise of stock options (in thousands)	71,153	60,976	67,761
Weighted-average grant-date fair value of options awarded	$323.16	$221.19	$146.57
Weighted-average remaining contractual life of exercisable options (in years)	5.3	4.5	4.7

At December 31, 2023, the remaining unrecognized compensation expense related to unvested stock option awards was $39.4 million, and the weighted-average period of time, over which this cost will be recognized, is 2.7 years.

Restricted stock:

The Company’s incentive plans provide for the awarding of shares of restricted stock to certain key employees or the non-employee directors of the Company that vest after one-year or evenly over a three-year period and are held in escrow until such vesting has occurred.  Generally, unvested shares are forfeited when an employee or a director ceases employment or service on the Company’s Board of Directors, for reasons other than death or retirement.  The fair value of shares awarded under these plans is based on the closing market price of the Company’s common stock on the date of award, and compensation expense is recorded over the vesting period or minimum required service period.

The table below identifies restricted stock activity under these plans during the year ended December 31, 2023 (in thousands, except per share data):

		Weighted-Average Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2022	4	$572.54
Granted during the period	2	888.60
Vested during the period (1)	(3)	571.45
Forfeited during the period	—	—
Non-vested at December 31, 2023	3	$772.45
(1)	Includes less than one thousand shares withheld to cover employees’ taxes upon vesting.

The following table summarizes activity related to restricted stock awarded by the Company for the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2023	2022	2021
Compensation expense for restricted shares awarded	$1,869	$1,808	$1,602
Income tax benefit from compensation expense related to restricted shares	$463	$450	$399
Total fair value of restricted shares at vest date	$2,693	$2,595	$2,815
Shares awarded under the plans	2	3	3
Weighted-average grant-date fair value of shares awarded under the plans	$888.60	$645.31	$509.24

At December 31, 2023, the remaining unrecognized compensation expense related to unvested restricted share awards was $0.5 million, and the weighted-average period of time, over which this cost will be recognized, is 0.3 years.

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

The table below summarizes activity related to the Company’s ESPP for the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2023	2022	2021
Compensation expense for shares issued under the ESPP	$3,552	$3,238	$3,019
Income tax benefit from compensation expense related to shares issued under the ESPP	$881	$806	$752
Shares issued under the ESPP	26	31	36
Weighted-average price of shares issued under the ESPP	$766.11	$592.22	$473.22

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  The Company may also make additional discretionary profit sharing contributions to the 401(k) Plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the years ended December 31, 2023, 2022, or 2021.  The Company expensed matching contributions under the 401(k) Plan in the amounts of $48.6 million, $36.7 million and $32.5 million for the year ended December 31, 2023, 2022, and 2021, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code.  The Company may make discretionary contributions to the Deferred Compensation Plan on an annual basis as determined by the Board of Directors.  In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors.  The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, if applicable, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period.  See Note 2 for further information concerning the Company’s marketable securities held to fulfill our future unsecured obligations under this plan.

The liability for compensation deferred under the Deferred Compensation Plan was $59.5 million and $49.4 million as of December 31, 2023 and 2022, respectively, which were included in “Other liabilities” on the accompanying Consolidated Balance Sheets.  The Company did not make discretionary contributions to the Deferred Compensation Plan during the years ended December 31, 2023 or 2022.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million, $0.2 million, and $0.2 million for the for the year ended December 31, 2023, 2022, and 2021, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  There were 13,079 and 13,159 stock appreciation rights outstanding as of December 31, 2023 and 2022, respectively.  During the year ended December 31, 2023, there were 1,714 stock appreciation rights granted, 1,187 stock appreciation rights exercised, and 607 stock appreciation rights forfeited.  The liability for compensation to be paid for redeemed stock appreciation rights was $4.5 million and $2.9 million as of December 31, 2023 and 2022, respectively, which were included in “Other liabilities” on the Consolidated Balance Sheets.  The Company recorded compensation expense for stock appreciation rights in the amounts of $1.1 million, $1.7 million and $1.0 million for the year ended December 31, 2023, 2022, and 2021, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 14 – COMMITMENTS

Construction commitments:

As of December 31, 2023, the Company had purchase obligations for construction contract commitments in the amount of $170.9 million.

Letters of credit commitments:

As of December 31, 2023, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability, and other insurance policies, in the amount of $112.2 million.  See Note 8 for further information concerning the Company’s letters of credit commitments.

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

Self-insurance reserves:

The Company uses a combination of insurance and self-insurance mechanisms to provide for potential liabilities for Team Member health care benefits, workers’ compensation, vehicle liability, general liability, and property loss.  With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, the Company obtains third-party insurance coverage to limit its exposure to this obligation.  See Note 1 for further information concerning the Company’s self-insurance reserves.

NOTE 15 – RELATED PARTIES

The Company leases certain land and buildings related to 70 of its O’Reilly Auto Parts stores under fifteen- or twenty-year operating lease agreements with entities that include one or more of the Company’s affiliated directors or members of an affiliated director’s immediate family.  Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements.  Lease payments under these operating leases totaled $4.7 million for each of the years ended December 31, 2023, 2022, and 2021.  The Company believes that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.  See Note 5 for further information concerning the Company’s operating leases.

NOTE 16 – INCOME TAXES

The following table identifies components of income from continuing operations before income taxes included in “Income before income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	For the Year Ended
	December 31,
	2023	2022	2021
Domestic	$2,994,856	$2,786,866	$2,770,485
International	9,894	11,789	11,429
Income before income taxes	$3,004,750	$2,798,655	$2,781,914

Provision for income taxes:

The following tables reconcile the amounts included in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	For the Year Ended
	December 31,
	2023	2022	2021
Current:
Federal income tax expense	$497,492	$455,779	$485,988
State income tax expense	109,924	95,388	104,837
International income tax expense	2,521	5,263	6,021
Total current	609,937	556,430	596,846

Deferred:
Federal income tax expense	41,782	62,719	20,543
State income tax expense	6,003	8,583	2,432
International income tax expense (benefit)	447	(1,727)	(2,592)
Total deferred	48,232	69,575	20,383

Net income tax expense	$658,169	$626,005	$617,229

The following table outlines the reconciliation of the “Provision for income taxes” amounts included on the accompanying Consolidated Statements of Income to the amounts computed at the federal statutory rate for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	For the Year Ended
	December 31,
	2023	2022	2021
Federal income taxes at statutory rate	$630,998	$587,716	$584,202
State income taxes, net of federal tax benefit	98,254	87,352	90,360
Excess tax benefit from share-based compensation	(35,950)	(25,503)	(35,202)
Benefit from renewable energy tax credits	(19,627)	(17,593)	(18,592)
Other items, net	(15,506)	(5,967)	(3,539)
Total provision for income taxes	$658,169	$626,005	$617,229

The Company has invested in tax credit equity investments for the purposes of receiving renewable energy tax credits and purchased transferrable federal renewable energy tax credits.  During the year ended December 31, 2023, 2022, and 2021, the Company recognized investment tax credits in the amount of $336.5 million, $167.6 million and $177.1 million, respectively, all of which were realized through reductions in cash income taxes paid and were reflected as a component of the change in Income taxes payable on the accompanying Consolidated Statements of Cash Flows for the respective years.  As of December 31, 2023, the Company had recorded a liability for the purchase of transferrable federal renewable energy tax credits of $266.0 million, which was included in “Other current liabilities” on the accompanying Consolidated Balance Sheets.  See Note 1 for further information concerning the Company’s investment in tax credit funds.

Income taxes have not been accrued by the Company for the unremitted earnings of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

Deferred income tax assets and liabilities:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carryforwards.

The following table identifies significant components of the Company’s net deferred tax liabilities included in “Deferred income taxes” on the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$2,430	$2,196
Other accruals	150,483	137,474
Operating lease liability	559,830	538,890
Other	18,102	17,115
Total deferred tax assets	730,845	695,675

Deferred tax liabilities:
Inventories	142,578	104,572
Property and equipment	280,791	233,288
Operating lease asset	540,359	521,541
Other	62,588	81,621
Total deferred tax liabilities	1,026,316	941,022

Net deferred tax liabilities	$(295,471)	$(245,347)

Unrecognized tax benefits:

The following table summarizes the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Unrealized tax benefit, balance at January 1,	$24,798	$26,847	$30,967
Additions based on tax positions related to the current year	3,932	4,146	5,446
Payments related to items settled with taxing authorities	—	(1,000)	(2,570)
Reductions due to the lapse of statute of limitations and settlements	(4,787)	(5,195)	(6,996)
Unrealized tax benefit, balance at December 31,	$23,943	$24,798	$26,847

For the year ended December 31, 2023, 2022, and 2021, the Company recorded a reserve in the amount of $21.9 million, $22.4 million and $24.2 million, respectively, for unrecognized tax benefits, including interest and penalties, net of federal benefits, which if recognized would affect the Company’s effective tax rate.  The timing related to the ultimate resolution or settlement of these uncertain tax positions cannot be determined.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2023, 2022, and 2021, the Company had accrued approximately $3.9 million, $3.5 million and $3.8 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns.  During the year ended December 31, 2023, 2022, and 2021, the Company recorded tax expense related to an increase in its liability for interest and penalties in the amounts of $2.1 million, $1.5 million and $1.6 million, respectively.  Although unrecognized tax benefits for individual tax positions may increase or decrease during 2024, the Company expects a reduction of $7.3 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2023, resulting from settlement or expiration of the statute of limitations.

The Company’s United States federal income tax returns for tax years 2020 and beyond remain subject to examination by the Internal Revenue Service.  The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2012 through 2022.

NOTE 17 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2023	2022	2021
Numerator (basic and diluted):
Net income	$2,346,581	$2,172,650	$2,164,685

Denominator:
Weighted-average common shares outstanding – basic	60,475	64,372	68,967
Effect of stock options (1)	523	590	644
Weighted-average common shares outstanding – assuming dilution	60,998	64,962	69,611

Earnings per share:
Earnings per share-basic	$38.80	$33.75	$31.39
Earnings per share-assuming dilution	$38.47	$33.44	$31.10

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	95	144	111
Weighted-average exercise price per share of antidilutive stock options (1)	$836.12	$663.36	$479.90
(1)	See Note 13 for further information concerning the terms of the Company’s share-based compensation plans.

See Note 10 for information concerning the Company’s subsequent share repurchases.

NOTE 18 – QUARTERLY RESULTS (Unaudited)

The following tables set forth certain quarterly unaudited operating data for the fiscal years ended December 31, 2023 and 2022.  The unaudited quarterly information includes all adjustments, which the Company considers necessary for a fair presentation of the information shown (in thousands, except per share data):

	Fiscal 2023
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$3,707,864	$4,068,991	$4,203,380	$3,832,015
Gross profit	1,890,329	2,086,582	2,160,463	1,967,429
Operating income	716,645	853,773	897,222	718,736
Net income	516,885	627,365	649,827	552,504
Earnings per share – basic (1)	$8.36	$10.32	$10.82	$9.33
Earnings per share – assuming dilution (1)	$8.28	$10.22	$10.72	$9.26

	Fiscal 2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$3,296,011	$3,670,737	$3,798,619	$3,644,493
Gross profit	1,708,072	1,884,718	1,934,962	1,853,954
Operating income	669,530	798,550	804,194	682,217
Net income	481,880	576,760	585,438	528,572
Earnings per share – basic (1)	$7.24	$8.86	$9.25	$8.45
Earnings per share – assuming dilution (1)	$7.17	$8.78	$9.17	$8.37
(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share amount.

The unaudited operating data presented above should be read in conjunction with the Company’s consolidated financial statements and related notes and the other financial information included therein.

NOTE 19 – SUBSEQUENT EVENT

On December 18, 2023, the Company announced that it had entered into a definitive stock purchase agreement with the shareholders of Groupe Del Vasto, an auto parts supplier headquartered in Montreal, Quebec, Canada, under which O’Reilly would acquire all of the outstanding shares of Groupe Del Vasto and its affiliated entities.  In January of 2024, the Company completed the acquisition of Groupe Del Vasto.  At the time of the acquisition, Groupe Del Vasto operated two distribution centers and six satellite warehouses that support a network of 23 company-owned stores and thousands of independent jobber and professional customers across Eastern Canada.  The results of Groupe Del Vasto’s operations will be included in the Company’s consolidated financial statements and results of operations beginning on the date of acquisition.  Pro forma results of operations related to the acquisition of Groupe Del Vasto have not been presented as Groupe Del Vasto’s results are not material to the Company’s results of operations.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal control over financial reporting includes all policies and procedures that

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework).  Based on this assessment, management believes that as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 of this annual report on Form 10-K.

Item 9B.  Other Information

(c) Rule 10b5-1 Trading Plan Elections:

On December 1, 2023, Greg Johnson, the then Chief Executive Officer of the Company, established a plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, for the trading of the Company’s common stock.  The plan provides for the sale of up to 32,291 shares at specific market prices, subject to specified limitations over a period beginning on March 4, 2024 and ending on December 31, 2024.  The plan was established for the purposes of facilitating the exercise and subsequent sale of stock options with a ten-year contractual life that are due to expire February of 2028.  The plan was established during the Company’s unrestricted trading window and at a time when Mr. Johnson was not in possession of material, non-public information about the Company.  Mr. Johnson has informed the Company that he will publicly disclose, as required by federal securities laws, any option exercises and stock sales made under this plan.

None of the Company’s other Directors or Officers adopted, modified, or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement, as defined in Item 408(c) of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by Part III is incorporated by reference from the Company’s Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the end of the Company’s most recent fiscal year.  Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Company’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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

Code of Ethics:

The Company’s Board of Directors has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions), and Team Members.  The Company’s Code of Ethics is available on its website at www.OReillyAuto.com, under the “Company Overview” and then “Corporate Governance” captions.  The information on the Company’s website is not a part of this Annual Report on Form 10-K and is not incorporated by reference in this report or any of the Company’s other filings with the SEC.

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

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Jay D. Burchfield, Thomas T. Hendrickson, John R. Murphy, Dana M. Perlman, Maria A. Sastre, Andrea M. Weiss, and Fred Whitfield, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 5605(a)(2), the standards of Rule 10A-3 of the Exchange Act, and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2).  In addition, our Board of Directors has determined that Mr. Hendrickson, Chairperson of the Audit Committee, qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

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

1.	Financial Statements - O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders’ Report of the registrant for the year ended December 31, 2023, are filed with this Annual Report in Part II, Item 8:

●	Management’s Report on Internal Control over Financial Reporting
●	Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting
●	Report of Independent Registered Public Accounting Firm – Financial Statements
●	Consolidated Balance Sheets as of December 31, 2023 and 2022
●	Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021
●	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021
●	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021
●	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
●	Notes to Consolidated Financial Statements for the years ended December 31, 2023, 2022, and 2021

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

4.4	Form of 3.550% Note due 2026, included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.
4.5

Second Supplemental Indenture, dated as of August 17, 2017, by and between O’Reilly Automotive, Inc. and UMB Bank N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2017, is incorporated herein by this reference.

4.6	Form of Note for 3.600% Senior Notes due 2027, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2017, is incorporated herein by this reference.
4.7

Third Supplemental Indenture, dated as of May 17, 2018, by and between O’Reilly Automotive, Inc. and UMB Bank N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2018, is incorporated herein by this reference.

Exhibit No.	Description

4.8	Form of Note for 4.350% Senior Notes due 2028, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2018, is incorporated herein by this reference.
4.9

Indenture, dated as of May 20, 2019, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company National Association (formerly known as U.S. Bank National Association), as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2019, is incorporated herein by this reference.

4.10

First Supplemental Indenture, dated as of May 20, 2019, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company National Association (formerly known as U.S. Bank National Association), as Trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 20, 2019, is incorporated herein by this reference.

4.11	Form of Note for 3.900% Senior Notes due 2029, included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 20, 2019, is incorporated herein by this reference.
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

4.14	Form of Note for 4.200% Senior Notes due 2030, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2020, is incorporated herein by this reference.
4.15

Third Supplemental Indenture, dated as of September 23, 2020, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company National Association (formerly known as U.S. Bank National Association), as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2020, is incorporated herein by this reference.

4.16	Form of Note for 1.750% Senior Notes due 2031, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2020, is incorporated herein by this reference.
4.17

Fourth Supplemental Indenture, dated as of June 15, 2022, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2022, is incorporated herein by this reference.

4.18	Form of Note for 4.700% Senior Notes due 2032, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2022, is incorporated herein by this reference.
4.19

Fifth Supplemental Indenture, dated November 20, 2023, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 20, 2023, is incorporated herein by this reference.

4.20	Form of Note for 5.750% Senior Notes due 2026, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 20, 2023, is incorporated herein by this reference.
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

Exhibit No.	Description

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

10.21 (a)

O’Reilly Automotive, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, filed as Exhibit 10.23 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated February 26, 2021, is incorporated herein by this reference.

10.22

Credit Agreement, dated as of June 15, 2021, among O’Reilly Automotive, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2021, is incorporated herein by this reference.

10.23 *

First Amendment to the Credit Agreement, dated as of March 6, 2023, among O’Reilly Automotive, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 9, 2023, is incorporated herein by this reference.

10.24 (a)

O’Reilly Automotive, Inc. 2009 Stock Purchase Plan, as Amended and Restated May 4, 2016, and further Amended and Restated May 18, 2023, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 8, 2023, is incorporated herein by this reference.

Exhibit No.	Description

10.25

Form of Commercial Paper Dealer Agreement between O’Reilly Automotive, Inc., an issuer, and the applicable Dealer party, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2023, is incorporated herein by this reference.

10.26

Underwriting Agreement, dated as of November 13, 2023, by and among the Company and BofA Securities, Inc., J.P. Morgan Securities LLC and Truist Securities, Inc., as the representatives of the underwriters named on Schedule 1 thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2023, is incorporated herein by this reference.

21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 **	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 **	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
97.1	O’Reilly Automotive, Inc. 2014 Executive Incentive Compensation Clawback Policy, as Amended and Restated November 10, 2023, filed herewith.
97.2 (a)	Form of O’Reilly Automotive, Inc. Executive Incentive Compensation Clawback Policy Acknowledgement, between O’Reilly Automotive, Inc. and O’Reilly Automotive, Inc. Executive Officers, filed herewith.
101.INS	iXBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	iXBRL Taxonomy Extension Schema.
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase.
101.DEF	iXBRL Taxonomy Extension Definition Linkbase.
101.LAB	iXBRL Taxonomy Extension Label Linkbase.
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted as Inline XBRL, contained in Exhibit 101 attachments.

(a)	Management contract or compensatory plan or arrangement.
*	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
**	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.
(Registrant)

Date:	February 28, 2024

By:	/s/	Brad Beckham
Brad Beckham
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	February 28, 2024

	/s/	Greg Henslee	/s/	David O’Reilly
	Greg Henslee		David O’Reilly
	Director and Executive Chairman of the Board		Director and Executive Vice Chairman of the Board

	/s/	Larry O’Reilly	/s/	Jay D. Burchfield
	Larry O’Reilly		Jay D. Burchfield
	Director and Vice Chairman of the Board		Director

	/s/	Thomas T. Hendrickson	/s/	John R. Murphy
	Thomas T. Hendrickson		John R. Murphy
	Director		Director

	/s/	Dana M. Perlman	/s/	Maria A. Sastre
	Dana M. Perlman		Maria A. Sastre
	Director		Director

	/s/	Andrea M. Weiss	/s/	Fred Whitfield
	Andrea M. Weiss		Fred Whitfield
	Director		Director

	/s/	Brad Beckham	/s/	Jeremy A. Fletcher
	Brad Beckham		Jeremy A. Fletcher
	Chief Executive Officer		Executive Vice President and
	(Principal Executive Officer)		Chief Financial Officer
(Principal Financial and Accounting Officer)