Form 10-Q
period 2024-03-31
O REILLY AUTOMOTIVE INC
filed 2024-05-09
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 58,894,096 shares outstanding as of April 29, 2024.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$89,264	$279,132
Accounts receivable, net	437,821	375,049
Amounts receivable from suppliers	139,267	140,443
Inventory	4,805,164	4,658,367
Other current assets	128,181	105,311
Total current assets	5,599,697	5,558,302

Property and equipment, at cost	8,555,556	8,312,367
Less: accumulated depreciation and amortization	3,360,351	3,275,387
Net property and equipment	5,195,205	5,036,980

Operating lease, right-of-use assets	2,227,783	2,200,554
Goodwill	1,009,857	897,696
Other assets, net	180,512	179,463
Total assets	$14,213,054	$13,872,995

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,117,068	$6,091,700
Self-insurance reserves	130,974	128,548
Accrued payroll	127,704	138,122
Accrued benefits and withholdings	174,125	174,650
Income taxes payable	147,645	7,860
Current portion of operating lease liabilities	399,245	389,536
Other current liabilities	791,633	730,937
Total current liabilities	7,888,394	7,661,353

Long-term debt	5,288,632	5,570,125
Operating lease liabilities, less current portion	1,900,200	1,881,344
Deferred income taxes	321,323	295,471
Other liabilities	205,703	203,980

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
58,982,123 as of March 31, 2024, and
59,072,792 as of December 31, 2023	590	591
Additional paid-in capital	1,410,756	1,352,275
Retained deficit	(2,849,108)	(3,131,532)
Accumulated other comprehensive income	46,564	39,388
Total shareholders’ deficit	(1,391,198)	(1,739,278)

Total liabilities and shareholders’ deficit	$14,213,054	$13,872,995

Note:  The balance sheet at December 31, 2023, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2024	2023
Sales	$3,976,240	$3,707,864
Cost of goods sold, including warehouse and distribution expenses	1,942,068	1,817,535
Gross profit	2,034,172	1,890,329

Selling, general and administrative expenses	1,281,691	1,173,684
Operating income	752,481	716,645

Other income (expense):
Interest expense	(57,148)	(44,572)
Interest income	1,656	868
Other, net	3,401	4,479
Total other expense	(52,091)	(39,225)

Income before income taxes	700,390	677,420
Provision for income taxes	153,152	160,535
Net income	$547,238	$516,885

Earnings per share-basic:
Earnings per share	$9.27	$8.36
Weighted-average common shares outstanding – basic	59,017	61,840

Earnings per share-assuming dilution:
Earnings per share	$9.20	$8.28
Weighted-average common shares outstanding – assuming dilution	59,454	62,398

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2024	2023
Net income	$547,238	$516,885
Other comprehensive income (loss):
Foreign currency translation adjustments	7,176	18,898
Total other comprehensive income	7,176	18,898

Comprehensive income	$554,414	$535,783

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended March 31, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at December 31, 2023	59,073	$591	$1,352,275	$(3,131,532)	$39,388	$(1,739,278)
Net income	—	—	—	547,238	—	547,238
Total other comprehensive income	—	—	—	—	7,176	7,176
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	6	—	5,607	—	—	5,607
Net issuance of common stock upon exercise of stock options	165	2	52,414	—	—	52,416
Share-based compensation	—	—	6,548	—	—	6,548
Share repurchases, including fees	(262)	(3)	(6,088)	(263,928)	—	(270,019)
Excise tax on share repurchases	—	—	—	(886)	—	(886)
Balance at March 31, 2024	58,982	$590	$1,410,756	$(2,849,108)	$46,564	$(1,391,198)

	For the Three Months Ended March 31, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at December 31, 2022	62,353	$624	$1,311,488	$(2,375,860)	$2,996	$(1,060,752)
Net income	—	—	—	516,885	—	516,885
Total other comprehensive income	—	—	—	—	18,898	18,898
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	8	—	5,293	—	—	5,293
Net issuance of common stock upon exercise of stock options	35	—	10,255	—	—	10,255
Share-based compensation	—	—	6,980	—	—	6,980
Share repurchases, including fees	(1,357)	(14)	(28,740)	(1,082,707)	—	(1,111,461)
Excise tax on share repurchases	—	—	—	(11,115)	—	(11,115)
Balance at March 31, 2023	61,039	$610	$1,305,276	$(2,952,797)	$21,894	$(1,625,017)

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net income	$547,238	$516,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	109,648	93,747
Amortization of debt discount and issuance costs	1,593	1,215
Deferred income taxes	2,374	3,393
Share-based compensation programs	7,022	7,435
Other	2,997	29
Changes in operating assets and liabilities:
Accounts receivable	(36,954)	(2,610)
Inventory	(92,042)	(179,481)
Accounts payable	6,107	172,701
Income taxes payable	140,025	145,441
Other	16,207	(44,991)
Net cash provided by operating activities	704,215	713,764

Investing activities:
Purchases of property and equipment	(249,240)	(223,268)
Proceeds from sale of property and equipment	3,853	2,704
Other, including acquisitions, net of cash acquired	(155,366)	(956)
Net cash used in investing activities	(400,753)	(221,520)

Financing activities:
Proceeds from borrowings on revolving credit facility	30,000	1,216,000
Payments on revolving credit facility	—	(661,000)
Net payments of commercial paper	(310,805)	—
Repurchases of common stock	(270,019)	(1,111,461)
Net proceeds from issuance of common stock	57,815	15,146
Other	(569)	(354)
Net cash used in financing activities	(493,578)	(541,669)

Effect of exchange rate changes on cash	248	714
Net decrease in cash and cash equivalents	(189,868)	(48,711)
Cash and cash equivalents at beginning of the period	279,132	108,583
Cash and cash equivalents at end of the period	$89,264	$59,872

Supplemental disclosures of cash flow information:
Income taxes paid	$9,798	$9,696
Interest paid, net of capitalized interest	34,671	26,531

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

Principles of consolidation:

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 – BUSINESS COMBINATION

On January 22, 2024, the Company completed the previously announced strategic acquisition of Groupe Del Vasto (“Vast Auto”), an auto parts supplier headquartered in Montreal, Quebec, Canada, pursuant to a stock purchase agreement whereby 100% of all outstanding shares of Vast Auto were acquired, with all consideration paid in cash at closing.  The acquisition of Vast Auto represents O’Reilly’s entrance into the Canadian automotive aftermarket.  At the time of the acquisition, Vast Auto operated two distribution centers and six satellite warehouses that support a network of 23 company-owned stores and thousands of independent jobber and professional customers across Eastern Canada.  The results of Vast Auto’s operations have been included in the Company’s condensed consolidated financial statements beginning from the date of acquisition.  Pro forma results of operations related to the acquisition of Vast Auto are not presented as Vast Auto’s results are not material to the Company’s results of operations.

The purchase price allocation process consists of collecting data and information to enable the Company to value the assets acquired and liabilities assumed as a result of the business combination.  Potential identifiable intangible assets under evaluation include, but are not limited to, trade names and trademarks, non-compete agreements, and customer relationships.  In addition, other assets, including internal use software, and other assumed liabilities may be identified, valued, and recorded.  Due to the close proximity of the Vast Auto acquisition closing date and the Company’s fiscal quarter end, the Company remains in the initial measurement period.

The preliminary purchase price allocation, which is provisional and will change as additional information is obtained and valuation work is completed during the initial measurement period, resulted in the initial recognition of $109.8 million of goodwill and intangible assets included in “Goodwill”, including impacts from the recognition of applicable deferred taxes related to the acquisition, on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2024.  Goodwill generated from this acquisition is not amortizable for tax purposes.

NOTE 3 – VARIABLE INTEREST ENTITIES

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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction, and other operating decisions and activities.  As of March 31, 2024, the Company had invested in six unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.

The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $29.8 million as of March 31, 2024, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023.  The Company recorded an increase in fair value related to its marketable securities in the amount of $3.5 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of March 31, 2024, and December 31, 2023 (in thousands):

March 31, 2024
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$62,219	$—	$—	$62,219

December 31, 2023
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$59,508	$—	$—	$59,508

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of March 31, 2024, and December 31, 2023, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes, unsecured revolving credit facility borrowings, and commercial paper program borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of March 31, 2024, and December 31, 2023, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$4,821,943	$4,643,028	$4,820,543	$4,687,065

The carrying amount of the Company’s unsecured revolving credit facility approximates fair value (Level 2), as borrowings under the facility bear variable interest at current market rates.  The carrying amount of the Company’s commercial paper program approximates fair value (Level 2), as borrowings under the program bear interest at market rates prevailing at the time of issuance.  See Note 7 for further information concerning the Company’s senior notes, unsecured revolving credit facility, and commercial paper program.

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers, and accounts payable.  Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 5 – LEASES

The Company leases certain office space, retail stores, distribution centers, and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three months ended March 31, 2024 and 2023, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$103,556	$96,518
Short-term operating lease cost	2,500	3,704
Variable operating lease cost	25,634	24,471
Sublease income	(1,154)	(1,214)
Total lease cost	$130,536	$123,479

The following table summarizes other lease-related information for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$101,616	$95,494
Right-of-use assets obtained in exchange for new operating lease liabilities	88,091	126,986

NOTE 6 – SUPPLIER FINANCE PROGRAM

The Company has established and maintains supplier finance programs with certain third-party financial institutions, which allow participating merchandise suppliers to voluntarily elect to assign the Company’s payment obligations due to these merchandise suppliers to one of the designated third-party institutions.  Under these supplier finance programs, the Company has agreed to pay the third-party financial institutions the stated amount of confirmed merchandise supplier invoices on the original maturity dates of the invoices, which are generally for a term of one year.  The Company does not have any assets pledged as security or other forms of guarantees for the committed payment to the third-party financial institutions.  As of March 31, 2024, and December 31, 2023, the Company had obligations outstanding under these programs for invoices that were confirmed as valid to the third-party financial institutions in the amounts of $4.3 billion and $4.4 billion, respectively, which were included as a component of “Accounts payable” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 7 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Revolving Credit Facility, weighted-average variable interest rate of 8.500%	$30,000	$—
Commercial paper program, weighted-average variable interest rate of 5.527% as of March 31, 2024, and 5.640% as of December 31, 2023	437,000	750,900
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
5.750% Senior Notes due 2026, effective interest rate of 5.767%	750,000	750,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	850,000
Total principal amount of debt	5,317,000	5,600,900
Less: Unamortized discount and debt issuance costs	28,368	30,775
Total long-term debt	$5,288,632	$5,570,125

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

As of March 31, 2024, and December 31, 2023, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability, and other insurance policies, under the Credit Agreement in the amounts of $5.7 million and $5.4 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of these outstanding letters of credit have a one-year term from the date of issuance.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted Term SOFR Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of March 31, 2024, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Term Benchmark Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights, and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from lenders.  As of March 31, 2024, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of March 31, 2024, and December 31, 2023, the Company had additional outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability, and other insurance policies, in the amount of $132.1 million and $106.8 million, respectively.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Commercial paper program:

On August 9, 2023, the Company established a commercial paper program (the “Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $1.8 billion.  The Notes will have maturities of up to 397 days from the date of issue.  The Notes rank at least pari passu with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company plans to use its Revolving Credit Facility as a liquidity backstop for the repayment of Notes outstanding under the Program.  The Notes issued under the Program were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2024, as the Company has the ability and intent to refinance these Notes on a long-term basis.

Senior notes:

As of March 31, 2024, the Company has issued and outstanding a cumulative $4.9 billion aggregate principal amount of unsecured senior notes, which are due between 2026 and 2032, with UMB Bank, N.A. and U.S. Bank Trust Company, National Association as trustees.  Interest on the senior notes, ranging from 1.750% to 5.750%, is payable semi-annually and is computed on the basis of a 360-day year.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March 31, 2024.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March 31, 2024 (in thousands):

Warranty liabilities, balance at December 31, 2023	$117,895
Warranty claims	(44,585)
Warranty accruals	48,275
Foreign currency translation	14
Warranty liabilities, balance at March 31, 2024	$121,599

NOTE 9 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend, or terminate the share repurchase program at any time, without prior notice.  As announced on May 23, 2023, and November 16, 2023, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $2.0 billion, resulting in a cumulative authorization amount of $25.8 billion.  The additional authorizations are effective for three years, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2024	2023
Shares repurchased	262	1,357
Average price per share	$1,029.24	$819.06
Total investment	$270,017	$1,111,447

As of March 31, 2024, the Company had $2.3 billion remaining under its share repurchase authorization.  Excise tax on shares repurchased, assessed at one percent of the fair market value of shares repurchased, was $2.7 million for the three months ended March 31, 2024.

Subsequent to the end of the first quarter and through May 9, 2024, the Company repurchased 0.2 million additional shares of its common stock under its share repurchase program, at an average price of $1,053.19, for a total investment of $208.7 million.  The Company has repurchased a total of 94.5 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 9, 2024, at an average price of $250.21, for a total aggregate investment of $23.7 billion.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at December 31, 2023	$39,388	$39,388
Change in accumulated other comprehensive income	7,176	7,176
Accumulated other comprehensive income, balance at March 31, 2024	$46,564	$46,564

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at December 31, 2022	$2,996	$2,996
Change in accumulated other comprehensive income	18,898	18,898
Accumulated other comprehensive income, balance at March 31, 2023	$21,894	$21,894
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 11 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Sales to do-it-yourself customers	$2,001,986	$1,918,467
Sales to professional service provider customers	1,869,740	1,711,964
Other sales, sales adjustments, and sales from the acquired Vast Auto stores	104,514	77,433
Total sales	$3,976,240	$3,707,864

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

The table below identifies stock option activity under these plans during the three months ended March 31, 2024 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2023	884	$428.50
Granted	54	1,069.20
Exercised	(165)	316.84
Forfeited or expired	(2)	641.53
Outstanding at March 31, 2024	771	$496.55
Exercisable at March 31, 2024	545	$369.68

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility, and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the three months ended March 31, 2024 and 2023:

	March 31,
	2024		2023
Risk free interest rate	4.14%		3.91%
Expected life	6.6	Years	6.5	Years
Expected volatility	28.3%		29.1%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2024	2023
Compensation expense for stock options awarded	$5,595	$6,119
Income tax benefit from compensation expense related to stock options	1,438	1,534

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2024, was $411.22, compared to $318.08 for the three months ended March 31, 2023.  The remaining unrecognized compensation expense related to unvested stock option awards at March 31, 2024, was $55.5 million, and the weighted-average period of time over which this cost will be recognized is 3.0 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Compensation expense for shares issued under the ESPP	$953	$861
Income tax benefit from compensation expense related to shares issued under the ESPP	245	216
Compensation expense for restricted shares awarded	474	455
Income tax benefit from compensation expense related to restricted awards	$122	$114

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  The Company may also make additional discretionary profit sharing contributions to the 401(k) Plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the three months ended March 31, 2024 or 2023.  The Company expensed matching contributions under the 401(k) Plan in the amount of $13.8 million and $9.6 million for the three months ended March 31, 2024 and 2023, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code, which could then be matched by the Company using the same formula as the 401(k) plan.  In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors.  The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, if applicable, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period.  See Note 4 for further information concerning the Company’s marketable securities held to fulfill our future unsecured obligations under this plan.

The liability for compensation deferred under the Deferred Compensation Plan was $62.2 million and $59.5 million as of March 31, 2024, and December 31, 2023, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets.  The Company expensed contributions under the Deferred Compensation Plan in the amount of $0.1 million and less than $0.1 million for each of the three months ended March 31, 2024 and 2023, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of March 31, 2024, and December 31, 2023, there were 14,204 and 13,079 stock appreciation rights outstanding, respectively.  During the three months ended March 31, 2024, there were 1,125 stock appreciation rights granted and no stock appreciation rights exercised or forfeited.  The liability for compensation to be paid for redeemed stock appreciation rights was $6.2 million and $4.5 million as of March 31, 2024, and December 31, 2023, respectively, which were included in “Other liabilities” on the Condensed Consolidated Balance Sheets.  The Company recorded compensation expense for stock appreciation rights in the amount of $1.6 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 13 – COMMITMENTS

The Company has entered into a conditional agreement to purchase federal renewable energy tax credits (“RETC”).  As of March 31, 2024, the Company has committed to purchase approximately $375 million RETCs upon the credit transfer date, which is anticipated to occur by June of 2025.

NOTE 14 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2024	2023
Numerator (basic and diluted):
Net income	$547,238	$516,885

Denominator:
Weighted-average common shares outstanding – basic	59,017	61,840
Effect of stock options (1)	437	558
Weighted-average common shares outstanding – assuming dilution	59,454	62,398

Earnings per share:
Earnings per share-basic	$9.27	$8.36
Earnings per share-assuming dilution	$9.20	$8.28

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	119	149
Weighted-average exercise price per share of antidilutive stock options (1)	$917.74	$725.14
(1)	See Note 12 for further information concerning the terms of the Company’s share-based compensation plans.

For the three months ended March 31, 2024 and 2023, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

See Note 9 for information concerning the Company’s subsequent share repurchases.

NOTE 15 – LEGAL MATTERS

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

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In November of 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”).  ASU 2023-07 increases the disclosures about a public entity’s reportable segments.  Under ASU 2023-07, a public entity would be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 in interim periods, any additional measures of a segment’s profit or loss used by the CODM to allocate resources, and the title and position of the CODM.

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

In December of 2023, FASB issued Accounting Standard Update ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”).  Under ASU 2023-09, a public entity will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, such as if the effect of the reconciling item is equal to or greater than five percent of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate.  Entities would also have to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid, along with income/loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state, and foreign.  ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.  ASU 2023-09 allows for early adoption for annual financial statements that have not yet been issued and allows retrospective and prospective adoption.  The Company will adopt this guidance beginning with its fourth quarter ending December 31, 2025.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

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

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the three months ended March 31, 2024 and 2023;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information, forward-looking statements, and other risk factors included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend,” or similar words.  In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues, and future performance.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties, and assumptions, including, but not limited to, the economy in general; inflation; consumer debt levels; product demand; a public health crisis; the market for auto parts; competition; weather; tariffs; availability of key products and supply chain disruptions; business interruptions, including terrorist activities, war and the threat of war; failure to protect our brand and reputation; challenges in international markets; volatility of the market price of our common stock; our increased debt levels; credit ratings on public debt; damage, failure, or interruption of information technology systems, including information security and cyber-attacks; historical growth rate sustainability; our ability to hire and retain qualified employees; risks associated with the performance of acquired businesses; and governmental regulations.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2023, and subsequent Securities and Exchange Commission filings, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States, Puerto Rico, Mexico, and Canada.  We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our goal is to achieve growth in sales and profitability by capitalizing on our competitive advantages, such as our dual market strategy, superior customer service provided by well-trained and technically proficient Team Members, and strategic distribution and hub store network that provides same day and over-night inventory access for our stores to offer a broad selection of product offerings.  The successful execution of our growth strategy includes aggressively opening new stores, growing sales in existing stores, continually enhancing merchandising and store layouts, and implementing our Omnichannel initiatives.  As of March 31, 2024, we operated 6,131 stores in 48 U.S. states and Puerto Rico, 63 stores in Mexico, and 23 stores in Canada.

See Note 2 “Business Combination” to the Condensed Consolidated Financial Statements for further information concerning the Canada stores acquired through the recent Vast Auto acquisition.

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

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. increased 0.9% and 2.1% in 2022 and 2023, respectively, and year-to-date through February of 2024, miles driven have increased 0.6%.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Auto Care Association, the total number of registered vehicles increased 13.9% from 2012 to 2022, bringing the number of light vehicles on the road to 283 million by the end of 2022.  For the year ended December 31, 2023, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 15.8 million vehicles, and for 2024, the SAAR is estimated to be approximately 15.5 million vehicles, contributing to the continued growth in the total number of registered vehicles on the road.  From 2012 to 2022, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 9.9%, from 11.1 years in 2012 to 12.2 years in 2022.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from the current environment of elevated new and used vehicle prices, as consumers are more willing to continue to invest in their current vehicle.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended March 31, 2024, increased $268 million, or 7%, to $3.98 billion from $3.71 billion for the same period one year ago.  Comparable store sales for stores open at least one year increased 3.4% and 10.8% for the three months ended March 31, 2024 and 2023, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, and sales to Team Members, as well as sales from Leap Day in the three months ended March 31, 2024.  Online sales for ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation. We opened 37 and 58 net, new stores during the three months ended March 31, 2024 and 2023, respectively.  Additionally, we began operating 23 stores in Canada from the Vast Auto acquisition during the three months ended March 31, 2024.  We anticipate total new store growth to be 190 to 200 net, new store openings in 2024.

The increase in sales for the three months ended March 31, 2024, was primarily the result of the 3.4% increase in domestic comparable store sales, a $73 million increase in sales from new stores opened in 2023 and 2024 that are not considered comparable stores, sales from one additional day due to Leap Day, and sales from the acquired Vast Auto stores.  Our comparable store sales increase for the three months ended March 31, 2024, was driven by an increase in average ticket values for both professional service provider and DIY customers and positive transaction counts from both professional service provider and DIY customers.  Average ticket values benefited from inflationary increases in average selling prices, as compared to the same period in 2023.  Average ticket values also continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  The increases in transaction counts were driven by consistently exceptional execution of our strategies surrounding superior service, inventory availability, and competitive pricing, partially offset by pressure from unfavorably cool and wet spring weather conditions in many of our markets during the three months ended March 31, 2024.

See Note 11 “Revenue” to the Condensed Consolidated Financial Statements for further information concerning the Company’s sales.  See Note 2 “Business Combination” to the Condensed Consolidated Financial Statements for further information concerning the acquired Vast Auto stores.

Gross profit:

Gross profit for the three months ended March 31, 2024, increased 8% to $2.03 billion (or 51.2% of sales) from $1.89 billion (or 51.0% of sales) for the same period one year ago.  The increase in gross profit dollars for the three months ended March 31, 2024, was primarily the result of the increase in comparable store sales at existing stores, sales from new and acquired stores, and one additional day due to Leap Day.  The increase in gross profit as a percentage of sales for the three months ended March 31, 2024, was primarily due to improved acquisition costs, partially offset by the inclusion of the lower gross margin sales from the acquired Vast Auto business.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2024, increased 9% to $1.28 billion (or 32.2% of sales) from $1.17 billion (or 31.7% of sales) for the same period one year ago.  The increase in total SG&A dollars for the three months ended March 31, 2024, was primarily the result of additional Team Members and vehicles to support our increased sales and store count, one additional day due to Leap Day, and SG&A associated with the Vast Auto acquisition and operations.  The increase in SG&A as a percentage of sales for the three months ended March 31, 2024, was principally due to depreciation costs on accelerated refreshment of store delivery fleet, investment initiatives aimed at refreshing the image and appearance of our stores, and continued information technology investments.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended March 31, 2024, increased 5% to $752 million (or 18.9% of sales) from $717 million (or 19.3% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended March 31, 2024, increased 33% to $52 million (or 1.3% of sales) from $39 million (or 1.1% of sales) for the same period one year ago.  The increase in total other expense for the three months ended March 31, 2024, was the result of increased interest expense on higher average outstanding borrowings.  See Note 7 “Financing” to the Condensed Consolidated Financial Statements for further information concerning the Company’s borrowings.

Income taxes:

Our provision for income taxes for the three months ended March 31, 2024, decreased 5% to $153 million (21.9% effective tax rate) from $161 million (23.7% effective tax rate) for the same period one year ago.  The decreases in our provision for income taxes and our effective tax rate for the three months ended March 31, 2024, were the result of higher excess tax benefits from share-based compensation in the current period, as compared to the same period one year ago.

Net income:

As a result of the impacts discussed above, net income for the three months ended March 31, 2024, increased 6% to $547 million (or 13.8% of sales) from $517 million (or 13.9% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended March 31, 2024, increased 11% to $9.20 on 59 million shares from $8.28 on 62 million shares for the same period one year ago.

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

Other than the commitment discussed in Note 13 “Commitments” to the Condensed Consolidated Financial Statements, there have been no material changes to the contractual obligations, to which we are committed, since those discussed in our annual report on Form 10-K for the year ended December 31, 2023.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended
	March 31,
Liquidity:	2024	2023
Total cash provided by/(used in):
Operating activities	$704,215	$713,764
Investing activities	(400,753)	(221,520)
Financing activities	(493,578)	(541,669)
Effect of exchange rate changes on cash	248	714
Net decrease in cash and cash equivalents	$(189,868)	$(48,711)

Capital expenditures	$249,240	$223,268
Free cash flow (1)	438,855	486,118
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period. See page 22 for the reconciliation of the calculation of free cash flow.

Operating activities:

The decrease in net cash provided by operating activities during the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to a larger increase in net inventory investment and an increase in accounts receivable, partially offset by an increase in net income and a decrease in accrued benefits payments during the three months ended March 31, 2023.  The increase in accounts receivable is timing in nature, as the current period ended on a weekend, resulting in a high credit card receivable balance.  The decrease in accrued benefits and withholdings was due to a decrease in accrued benefit payments.

Investing activities:

The increase in net cash used in investing activities during the three months ended March 31, 2024, compared to the same period in 2023, was the result of the acquisition of Vast Auto and an increase in capital expenditures.  The increase in capital expenditures was primarily due to an increase in distribution enhancement and expansion projects, as well as an increase in the number of owned new store openings.

Financing activities:

The decrease in net cash used in financing activities during the three months ended March 31, 2024, compared to the same period in 2023, was attributable to a lower level of repurchases of our common stock in the current period, partially offset by a net paydown on the Company’s commercial paper issuances in the current period versus net borrowings on the Company’s revolving credit facility during the same period in 2023.

Debt instruments:

See Note 7 “Financing” to the Condensed Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit, commercial paper program, and unsecured senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of March 31, 2024, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.31 times and 6.64 times as of March 31, 2024 and 2023, respectively, and a consolidated leverage ratio of 1.84 times and 1.86 times as of March 31, 2024 and 2023, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2024 and 2023 (dollars in thousands):

		For the Twelve Months Ended
		March 31,
		2024	2023
GAAP net income		$2,376,934	$2,207,655
Add:	Interest expense	214,244	167,451
	Rent expense (1)	431,176	400,831
	Provision for income taxes	650,786	635,159
	Depreciation expense	421,444	363,811
	Amortization expense	3,518	4,946
	Non-cash share-based compensation	27,098	27,360
Non-GAAP EBITDAR		$4,125,200	$3,807,213

	Interest expense	$214,244	$167,451
	Capitalized interest	8,718	5,259
	Rent expense (1)	431,176	400,831
Total fixed charges		$654,138	$573,541

Consolidated fixed charge coverage ratio		6.31	6.64

GAAP debt		$5,288,632	$4,927,678
Add:	Stand-by letters of credit	137,848	116,688
	Unamortized discount and debt issuance costs	28,368	27,322
	Five-times rent expense	2,155,880	2,004,155
Non-GAAP adjusted debt		$7,610,728	$7,075,843

Consolidated leverage ratio		1.84	1.86
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended March 31, 2024 and 2023 (in thousands):

		For the Twelve Months Ended
		March 31,
		2024	2023
Total lease cost, per ASC 842		$510,208	$476,439
Less:	Variable non-contract operating lease components, related to property taxes and insurance	79,032	75,608
Rent expense		$431,176	$400,831

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the three months ended March 31, 2024 and 2023 (in thousands):

		For the Three Months Ended
		March 31,
		2024	2023
Cash provided by operating activities		$704,215	$713,764
Less:	Capital expenditures	249,240	223,268
	Excess tax benefit from share-based compensation payments	16,120	4,378
Free cash flow		$438,855	$486,118

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management.  Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared. There have been no material changes in the critical accounting estimates since those discussed in our annual report on Form 10-K for the year ended December 31, 2023.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 16 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for information about recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted Term SOFR Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of March 31, 2024, we had outstanding borrowings under our Revolving Credit Facility in the amount of $30.0 million, at the weighted-average variable interest rate of 8.500%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $0.2 million.

We are also subject to interest rate risk to the extent we issue short-term, unsecured commercial paper notes under our commercial paper program (the “Program”) with variable interest rates.  As of March 31, 2024, we had outstanding borrowings under the Program in the amount of $437.0 million, at the weighted-average variable interest rate of 5.527%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $2.4 million.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of March 31, 2024, our cash and cash equivalents totaled $89.3 million.

Foreign currency risk:

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than our entities’ functional currencies.  To minimize our risk, we generally enter into transactions denominated in the respective functional currencies. Our foreign currency exposure arises from Mexican peso-denominated and Canadian dollar-denominated revenues and profits and their respective translations into U.S. dollars.

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $368.1 million at March 31, 2024.  The period-end exchange rate of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 2.4% from December 31, 2023.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at March 31, 2024, would be approximately $33.5 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

We view our investments in Canadian subsidiaries as long-term.  The net asset exposure in the Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates was $168.7 million at March 31, 2024.  The period-end exchange rate of the Canadian dollar, relative to the U.S. dollar, weakened by approximately 2.2% from December 31, 2023.  The potential loss in value of our net assets in the Canadian subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at March 31, 2024, would be approximately $15.3 million.  Any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Canadian subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

Our market risks have not materially changed since those discussed in our annual report on Form 10-K for the year ended December 31, 2023.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2024, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the three months ended March 31, 2024.  The following table identifies all repurchases during the three months ended March 31, 2024, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
January 1, 2024, to January 31, 2024	93	$958.52	93	$2,482,988
February 1, 2024, to February 29, 2024	96	1,045.55	96	2,382,822
March 1, 2024, to March 31, 2024	73	1,097.57	73	$2,302,184
Total as of March 31, 2024	262	$1,029.24	262
(1)	The authorizations under the share repurchase program that currently has capacity is scheduled to expire on May 23, 2026, and November 16, 2026. No other share repurchase programs existed during the three months ended March 31, 2024. See Note 9 “Share Repurchase Program” to the Condensed Consolidated Financial Statements for further information on our share repurchases.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan Elections:

During the Company’s fiscal quarter ended March 31, 2024, Chris Mancini, Senior Vice President of Central Store Operations of the Company, terminated a Rule 10b5-1 trading plan that was originally established on August 23, 2023.  The plan was terminated during the Company’s unrestricted trading window and at a time when Mr. Mancini was not in possession of material, non-public information about the Company.

None of the Company’s other Directors or Officers adopted, modified, or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement, as defined in Item 408(c) of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2024.

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

O’REILLY AUTOMOTIVE, INC.

May 9, 2024	/s/	Brad Beckham
Date	Brad Beckham
Chief Executive Officer
(Principal Executive Officer)

May 9, 2024	/s/	Jeremy A. Fletcher
Date	Jeremy A. Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)