Form 10-Q
period 2024-06-30
O REILLY AUTOMOTIVE INC
filed 2024-08-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 58,005,664 shares outstanding as of July 29, 2024.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$145,042	$279,132
Accounts receivable, net	475,596	375,049
Amounts receivable from suppliers	144,303	140,443
Inventory	4,788,686	4,658,367
Other current assets	125,861	105,311
Total current assets	5,679,488	5,558,302

Property and equipment, at cost	8,730,297	8,312,367
Less: accumulated depreciation and amortization	3,434,610	3,275,387
Net property and equipment	5,295,687	5,036,980

Operating lease, right-of-use assets	2,240,314	2,200,554
Goodwill	1,000,074	897,696
Other assets, net	177,619	179,463
Total assets	$14,393,182	$13,872,995

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,226,238	$6,091,700
Self-insurance reserves	125,859	128,548
Accrued payroll	143,194	138,122
Accrued benefits and withholdings	186,715	174,650
Income taxes payable	89,344	7,860
Current portion of operating lease liabilities	401,713	389,536
Other current liabilities	950,145	730,937
Total current liabilities	8,123,208	7,661,353

Long-term debt	5,397,774	5,570,125
Operating lease liabilities, less current portion	1,912,036	1,881,344
Deferred income taxes	335,600	295,471
Other liabilities	207,956	203,980

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
58,238,711 as of June 30, 2024, and
59,072,792 as of December 31, 2023	582	591
Additional paid-in capital	1,415,799	1,352,275
Retained deficit	(3,008,665)	(3,131,532)
Accumulated other comprehensive income	8,892	39,388
Total shareholders’ deficit	(1,583,392)	(1,739,278)

Total liabilities and shareholders’ deficit	$14,393,182	$13,872,995

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales	$4,272,201	$4,068,991	$8,248,441	$7,776,855
Cost of goods sold, including warehouse and distribution expenses	2,104,141	1,982,409	4,046,209	3,799,944
Gross profit	2,168,060	2,086,582	4,202,232	3,976,911

Selling, general and administrative expenses	1,304,762	1,232,809	2,586,453	2,406,493
Operating income	863,298	853,773	1,615,779	1,570,418

Other income (expense):
Interest expense	(54,831)	(49,587)	(111,979)	(94,159)
Interest income	1,528	760	3,184	1,628
Other, net	1,561	4,186	4,962	8,665
Total other expense	(51,742)	(44,641)	(103,833)	(83,866)

Income before income taxes	811,556	809,132	1,511,946	1,486,552
Provision for income taxes	188,708	181,767	341,860	342,302
Net income	$622,848	$627,365	$1,170,086	$1,144,250

Earnings per share-basic:
Earnings per share	$10.61	$10.32	$19.88	$18.66
Weighted-average common shares outstanding – basic	58,679	60,817	58,849	61,324

Earnings per share-assuming dilution:
Earnings per share	$10.55	$10.22	$19.75	$18.49
Weighted-average common shares outstanding – assuming dilution	59,044	61,366	59,250	61,878

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$622,848	$627,365	$1,170,086	$1,144,250
Other comprehensive income (loss):
Foreign currency translation adjustments	(37,672)	14,177	(30,496)	33,075
Total other comprehensive income (loss)	(37,672)	14,177	(30,496)	33,075

Comprehensive income	$585,176	$641,542	$1,139,590	$1,177,325

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at March 31, 2024	58,982	$590	$1,410,756	$(2,849,108)	$46,564	$(1,391,198)
Net income	—	—	—	622,848	—	622,848
Total other comprehensive loss	—	—	—	—	(37,672)	(37,672)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	8	—	6,797	—	—	6,797
Net issuance of common stock upon exercise of stock options	34	—	10,404	—	—	10,404
Share based compensation	—	—	6,725	—	—	6,725
Share repurchases, including fees	(785)	(8)	(18,883)	(774,881)	—	(793,772)
Excise tax on share repurchases	—	—	—	(7,524)	—	(7,524)
Balance at June 30, 2024	58,239	$582	$1,415,799	$(3,008,665)	$8,892	$(1,583,392)

	For the Six Months Ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at December 31, 2023	59,073	$591	$1,352,275	$(3,131,532)	$39,388	$(1,739,278)
Net income	—	—	—	1,170,086	—	1,170,086
Total other comprehensive loss	—	—	—	—	(30,496)	(30,496)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	14	—	12,404	—	—	12,404
Net issuance of common stock upon exercise of stock options	199	2	62,818	—	—	62,820
Share-based compensation	—	—	13,273	—	—	13,273
Share repurchases, including fees	(1,047)	(11)	(24,971)	(1,038,809)	—	(1,063,791)
Excise tax on share repurchases	—	—	—	(8,410)	—	(8,410)
Balance at June 30, 2024	58,239	$582	$1,415,799	$(3,008,665)	$8,892	$(1,583,392)

	For the Three Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at March 31, 2023	61,039	$610	$1,305,276	$(2,952,797)	$21,894	$(1,625,017)
Net income	—	—	—	627,365	—	627,365
Total other comprehensive income	—	—	—	—	14,177	14,177
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	7	—	6,117	—	—	6,117
Net issuance of common stock upon exercise of stock options	108	1	28,543	—	—	28,544
Share based compensation	—	—	6,675	—	—	6,675
Share repurchases, including fees	(752)	(7)	(16,341)	(663,642)	—	(679,990)
Excise tax on share repurchases	—	—	—	(5,344)	—	(5,344)
Balance at June 30, 2023	60,402	$604	$1,330,270	$(2,994,418)	$36,071	$(1,627,473)

	For the Six Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at December 31, 2022	62,353	$624	$1,311,488	$(2,375,860)	$2,996	$(1,060,752)
Net income	—	—	—	1,144,250	—	1,144,250
Total other comprehensive income	—	—	—	—	33,075	33,075
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	15	—	11,410	—	—	11,410
Net issuance of common stock upon exercise of stock options	143	1	38,798	—	—	38,799
Share-based compensation	—	—	13,655	—	—	13,655
Share repurchases, including fees	(2,109)	(21)	(45,081)	(1,746,349)	—	(1,791,451)
Excise tax on share repurchases	—	—	—	(16,459)	—	(16,459)
Balance at June 30, 2023	60,402	$604	$1,330,270	$(2,994,418)	$36,071	$(1,627,473)

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net income	$1,170,086	$1,144,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	222,885	191,673
Amortization of debt discount and issuance costs	3,201	2,431
Deferred income taxes	18,175	13,507
Share-based compensation programs	14,229	14,571
Other	5,215	75
Changes in operating assets and liabilities:
Accounts receivable	(79,475)	(31,443)
Inventory	(85,137)	(257,337)
Accounts payable	117,582	335,299
Income taxes payable	81,228	261,208
Other	185,085	(22,865)
Net cash provided by operating activities	1,653,074	1,651,369

Investing activities:
Purchases of property and equipment	(474,607)	(460,942)
Proceeds from sale of property and equipment	7,528	7,056
Investment in tax credit equity investments	—	(4,149)
Other, including acquisitions, net of cash acquired	(155,376)	(1,971)
Net cash used in investing activities	(622,455)	(460,006)

Financing activities:
Proceeds from borrowings on revolving credit facility	30,000	2,776,000
Payments on revolving credit facility	(30,000)	(1,976,000)
Net payments of commercial paper	(173,500)	—
Principal payments on long-term debt	—	(300,000)
Payment of debt issuance costs	—	(24)
Repurchases of common stock	(1,063,791)	(1,791,451)
Net proceeds from issuance of common stock	73,790	48,680
Other	(569)	(354)
Net cash used in financing activities	(1,164,070)	(1,243,149)

Effect of exchange rate changes on cash	(639)	1,083
Net decrease in cash and cash equivalents	(134,090)	(50,703)
Cash and cash equivalents at beginning of the period	279,132	108,583
Cash and cash equivalents at end of the period	$145,042	$57,880

Supplemental disclosures of cash flow information:
Income taxes paid	$80,401	$65,361
Interest paid, net of capitalized interest	110,449	88,924

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

The purchase price allocation process, which is still ongoing, consists of collecting data and information to enable the Company to value the assets acquired and liabilities assumed as a result of the business combination.  The Company has substantially completed purchase price allocations related to working capital, including inventory, accounts receivable, accounts payable, and property, plant, and equipment.  Potential identifiable intangible assets that continue to be evaluated include, but are not limited to, trade names and trademarks, non-compete agreements, and customer relationships.  In addition, other assets, including internal use software, and other assumed liabilities may be identified, valued, and recorded.  The Company has engaged a third-party valuation specialist to assist with the valuation of the intangible assets.  This process is ongoing and the Company remains in the initial measurement period.

The preliminary purchase price allocation remains provisional and will change as additional information is obtained and valuation work is completed during the initial measurement period.  The Company’s preliminary assessment resulted in the initial recognition of $109.8 million of goodwill and intangible assets, including impacts from the recognition of applicable deferred taxes related to the acquisition, which is included in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024.  Goodwill generated from this acquisition is not amortizable for tax purposes.

NOTE 3 – VARIABLE INTEREST ENTITIES

The Company has invested in certain tax credit funds that promote renewable energy.  These investments generate a return primarily through the realization of federal tax credits and other tax benefits.  The Company accounts for the tax attributes of its renewable energy investments using the deferral method.  Under this method, realized investment tax credits and other tax benefits are recognized as a reduction of the renewable energy tax credits.

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction, and other operating decisions and activities.  As of June 30, 2024, the Company had invested in six unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.

The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $28.4 million as of June 30, 2024, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023.  The Company recorded an increase in fair value related to its marketable securities in the amount of $0.5 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded an increase in fair value related to its marketable securities in the amount of $4.1 million and $5.0 million for the six months ended June 30, 2024 and 2023, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of June 30, 2024, and December 31, 2023 (in thousands):

June 30, 2024
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$62,605	$—	$—	$62,605

December 31, 2023
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$59,508	$—	$—	$59,508

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of June 30, 2024, and December 31, 2023, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes, unsecured revolving credit facility borrowings, and commercial paper program borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of June 30, 2024, and December 31, 2023, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$4,823,358	$4,613,749	$4,820,543	$4,687,065

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

NOTE 5 – LEASES

The Company leases certain office space, retail stores, distribution centers, and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three and six months ended June 30, 2024 and 2023, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$105,039	$99,547	$208,595	$196,065
Short-term operating lease cost	1,910	1,801	4,410	5,505
Variable operating lease cost	29,545	25,090	55,179	49,561
Sublease income	(1,212)	(1,275)	(2,366)	(2,489)
Total lease cost	$135,282	$125,163	$265,818	$248,642

The following table summarizes other lease-related information for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$205,149	$192,444
Right-of-use assets obtained in exchange for new operating lease liabilities	181,442	219,849

NOTE 6 – SUPPLIER FINANCE PROGRAM

The Company has established and maintains supplier finance programs with certain third-party financial institutions, which allow participating merchandise suppliers to voluntarily elect to assign the Company’s payment obligations due to these merchandise suppliers to one of the designated third-party institutions.  Under these supplier finance programs, the Company has agreed to pay the third-party financial institutions the stated amount of confirmed merchandise supplier invoices on the original maturity dates of the invoices, which are generally for a term of one year.  The Company does not have any assets pledged as security or other forms of guarantees for the committed payment to the third-party financial institutions.  As of June 30, 2024, and December 31, 2023, the Company had obligations outstanding under these programs for invoices that were confirmed as valid to the third-party financial institutions each in the amount of $4.4 billion, which were included as a component of “Accounts payable” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 7 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Commercial paper program, weighted-average variable interest rate of 5.498% as of June 30, 2024 and 5.640% as of December 31, 2023	575,000	750,900
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
5.750% Senior Notes due 2026, effective interest rate of 5.767%	750,000	750,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	850,000
Total principal amount of debt	5,425,000	5,600,900
Less: Unamortized discount and debt issuance costs	27,226	30,775
Total long-term debt	$5,397,774	$5,570,125

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

As of June 30, 2024, and December 31, 2023, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability, and other insurance policies, under the Credit Agreement each in the amount of $5.4 million, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of these outstanding letters of credit have a one-year term from the date of issuance.  As of June 30, 2024, and December 31, 2023, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted Term SOFR Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of June 30, 2024, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Term Benchmark Revolving Loans was 0.900%, and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights, and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from lenders.  As of June 30, 2024, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of June 30, 2024, and December 31, 2023, the Company had additional outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability, and other insurance policies, in the amount of $132.1 million and $106.8 million, respectively.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Commercial paper program:

On August 9, 2023, the Company established a commercial paper program (the “Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $1.8 billion.  The Notes will have maturities of up to 397 days from the date of issue.  The Notes rank at least pari passu with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company plans to use its Revolving Credit Facility as a liquidity backstop for the repayment of Notes outstanding under the Program.  The Notes issued under the Program were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2024, as the Company has the ability and intent to refinance these Notes on a long-term basis.

Senior notes:

As of June 30, 2024, the Company has issued and outstanding a cumulative $4.9 billion aggregate principal amount of unsecured senior notes, which are due between 2026 and 2032, with UMB Bank, N.A. and U.S. Bank Trust Company, National Association as trustees.  Interest on the senior notes, ranging from 1.750% to 5.750%, is payable semi-annually and is computed on the basis of a 360-day year.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of June 30, 2024.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the six months ended June 30, 2024 (in thousands):

Warranty liabilities, balance at December 31, 2023	$117,895
Warranty claims	(94,236)
Warranty accruals	98,884
Foreign currency translation	(45)
Warranty liabilities, balance at June 30, 2024	$122,498

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

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Shares repurchased	785	752	1,047	2,109
Average price per share	$1,012.14	$904.37	$1,016.43	$849.48
Total investment	$793,764	$679,983	$1,063,781	$1,791,430

As of June 30, 2024, the Company had $1.5 billion remaining under its share repurchase authorization.  Excise tax on shares repurchased, assessed at one percent of the fair market value of shares repurchased, was $10.6 million for the six months ended June 30, 2024.

Subsequent to the end of the second quarter and through August 8, 2024, the Company repurchased 0.3 million additional shares of its common stock under its share repurchase program, at an average price of $1,053.41, for a total investment of $296.8 million.  The Company has repurchased a total of 95.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through August 8, 2024, at an average price of $257.18, for a total aggregate investment of $24.5 billion.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at March 31, 2024	$46,564	$46,564
Change in accumulated other comprehensive loss	(37,672)	(37,672)
Accumulated other comprehensive income, balance at June 30, 2024	$8,892	$8,892

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at December 31, 2023	$39,388	$39,388
Change in accumulated other comprehensive loss	(30,496)	(30,496)
Accumulated other comprehensive income, balance at June 30, 2024	$8,892	$8,892

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at March 31, 2023	$21,894	$21,894
Change in accumulated other comprehensive income	14,177	14,177
Accumulated other comprehensive income, balance at June 30, 2023	$36,071	$36,071

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at December 31, 2022	$2,996	$2,996
Change in accumulated other comprehensive income	33,075	33,075
Accumulated other comprehensive income, balance at June 30, 2023	$36,071	$36,071
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 11 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales to do-it-yourself customers	$2,149,044	$2,130,002	$4,151,030	$4,048,469
Sales to professional service provider customers	1,999,704	1,853,364	3,869,444	3,565,328
Other sales, sales adjustments, and sales from the acquired Vast Auto stores	123,453	85,625	227,967	163,058
Total sales	$4,272,201	$4,068,991	$8,248,441	$7,776,855

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

The table below identifies stock option activity under these plans during the six months ended June 30, 2024 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2023	884	$428.50
Granted	61	1,062.42
Exercised	(199)	316.22
Forfeited or expired	(5)	780.03
Outstanding at June 30, 2024	741	$508.49
Exercisable at June 30, 2024	526	$380.44

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility, and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the six months ended June 30, 2024 and 2023:

	June 30,
	2024		2023
Risk free interest rate	4.18%		3.87%
Expected life	6.5	Years	6.4	Years
Expected volatility	28.2%		29.1%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Compensation expense for stock options awarded	$5,742	$5,796	$11,337	$11,915
Income tax benefit from compensation expense related to stock options	1,475	1,447	2,913	2,975

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2024, was $407.39, compared to $316.45 for the six months ended June 30, 2023.  The remaining unrecognized compensation expense related to unvested stock option awards at June 30, 2024, was $51.6 million, and the weighted-average period of time over which this cost will be recognized is 2.9 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Compensation expense for shares issued under the ESPP	$983	$879	$1,936	$1,740
Income tax benefit from compensation expense related to shares issued under the ESPP	253	219	497	435
Compensation expense for restricted shares awarded	482	461	956	916
Income tax benefit from compensation expense related to restricted awards	$124	$115	$246	$229

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  The Company may also make additional discretionary profit sharing contributions to the 401(k) Plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the six months ended June 30, 2024 or 2023.  The Company expensed matching contributions under the 401(k) Plan in the amount of $12.8 million and $12.9 million for the three months ended June 30, 2024 and 2023, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the 401(k) Plan in the amount of $26.6 million and $22.5 million for the six months ended June 30, 2024 and 2023, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

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

The liability for compensation deferred under the Deferred Compensation Plan was $62.6 million and $59.5 million as of June 30, 2024, and December 31, 2023, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets.  The Company expensed contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for each of the three months ended June 30, 2024 and 2023, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million and less than $0.1 million for the six months ended June 30, 2024 and 2023, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of June 30, 2024, and December 31, 2023, there were 15,244 and 13,079 stock appreciation rights outstanding, respectively.  During the six months ended June 30, 2024, there were 2,491 stock appreciation rights granted, 150 stock appreciation rights exercised, and 176 stock appreciation rights forfeited.  The liability for compensation to be paid for redeemed stock appreciation rights was $5.7 million and $4.5 million as of June 30, 2024, and December 31, 2023, respectively, which were included in “Other liabilities” on the Condensed Consolidated Balance Sheets.  The Company recorded compensation expense for stock appreciation rights in the amount of less than $0.1 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded compensation expense for stock appreciation rights in the amount of $1.7 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 13 – COMMITMENTS

The Company has a conditional agreement to purchase federal renewable energy tax credits (“RETC”).  As of June 30, 2024, the Company had a remaining commitment to purchase approximately $200 million RETCs, with the final closing payment anticipated to occur by June of 2025.

NOTE 14 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator (basic and diluted):
Net income	$622,848	$627,365	$1,170,086	$1,144,250

Denominator:
Weighted-average common shares outstanding – basic	58,679	60,817	58,849	61,324
Effect of stock options (1)	365	549	401	554
Weighted-average common shares outstanding – assuming dilution	59,044	61,366	59,250	61,878

Earnings per share:
Earnings per share-basic	$10.61	$10.32	$19.88	$18.66
Earnings per share-assuming dilution	$10.55	$10.22	$19.75	$18.49

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	123	79	124	88
Weighted-average exercise price per share of antidilutive stock options (1)	$968.26	$825.99	$947.72	$808.19
(1)	See Note 12 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and six months ended June 30, 2024 and 2023, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

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

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the three and six months ended June 30, 2024 and 2023;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

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

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States, Puerto Rico, Mexico, and Canada.  We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our goal is to achieve growth in sales and profitability by capitalizing on our competitive advantages, such as our dual market strategy, superior customer service provided by well-trained and technically proficient Team Members, and strategic distribution and hub store network that provides same day and over-night inventory access for our stores to offer a broad selection of product offerings.  The successful execution of our growth strategy includes aggressively opening new stores, growing sales in existing stores, continually enhancing merchandising and store layouts, and implementing our Omnichannel initiatives.  As of June 30, 2024, we operated 6,152 stores in 48 U.S. states and Puerto Rico, 69 stores in Mexico, and 23 stores in Canada.

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

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. increased 0.9% and 2.1% in 2022 and 2023, respectively, and year-to-date through May of 2024, miles driven have increased 1.1%.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Auto Care Association, the total number of registered vehicles increased 14.2% from 2013 to 2023, bringing the number of light vehicles on the road to 284 million by the end of 2023.  For the year ended December 31, 2023, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 15.8 million vehicles, and for 2024, the SAAR is estimated to be approximately 15.3 million vehicles, contributing to the continued growth in the total number of registered vehicles on the road.  From 2013 to 2023, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 10.6%, from 11.3 years in 2013 to 12.5 years in 2023.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from the current environment of elevated new and used vehicle prices, as consumers are more willing to continue to invest in their current vehicle.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended June 30, 2024, increased $203 million, or 5%, to $4.27 billion from $4.07 billion for the same period one year ago.  Sales for the six months ended June 30, 2024, increased $472 million or 6% to $8.25 billion from $7.78 billion for the same period one year ago.  Comparable store sales for stores open at least one year increased 2.3% and 9.0% for the three months ended June 30, 2024 and 2023, respectively.  Comparable store sales for stores open at least one year increased 2.8% and 9.8% for the six months ended June 30, 2024 and 2023, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, and sales to Team Members, as well as sales from Leap Day in the six months ended June 30, 2024.  Online sales for ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation. We opened 27 and 64 net, new stores during the three and six months ended June 30, 2024, respectively, compared to opening 42 and 100 net, new stores during the three and six months ended June 30, 2023, respectively.  Additionally, we began operating 23 stores in Canada from the Vast Auto acquisition during the six months ended June 30, 2024.  We anticipate total new store growth to be 190 to 200 net, new store openings in 2024.

The increase in sales for the three months ended June 30, 2024, was primarily the result of the 2.3% increase in domestic comparable store sales, a $70 million increase in sales from new stores opened in 2023 and 2024 that are not considered comparable stores, and sales from the acquired Vast Auto stores.  The increase in sales for the six months ended June 30, 2024, was primarily the result of 2.8% increase in domestic comparable store sales, a $144 million increase in sales from new stores opened in 2023 and 2024 that are not considered comparable stores, sales from the acquired Vast Auto stores, and sales from one additional day due to Leap Day.  Our comparable store sales increases for the three and six months ended June 30, 2024, were driven by increases in average ticket values for both professional service provider and DIY customers and positive transaction counts from professional service provider customers, partially offset by negative transaction counts from DIY customers.  Average ticket values benefited from inflationary increases in average selling prices, as compared to the same periods in 2023.  Average ticket values also continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  The decreases in DIY customer transaction counts were driven by pressured consumer spending on discretionary categories and broader industry pressure in certain repair related hard part categories.

See Note 2 “Business Combination” to the Condensed Consolidated Financial Statements for further information concerning the acquired Vast Auto stores.  See Note 11 “Revenue” to the Condensed Consolidated Financial Statements for further information concerning the Company’s sales.

Gross profit:

Gross profit for the three months ended June 30, 2024, increased 4% to $2.17 billion (or 50.7% of sales) from $2.09 billion (or 51.3% of sales) for the same period one year ago.  Gross profit for the six months ended June 30, 2024, increased 6% to $4.20 billion (or 50.9% of sales) from $3.98 billion (or 51.1% of sales) for the same period one year ago.  The increase in gross profit dollars for the three months ended June 30, 2024, was primarily the result of the increase in comparable store sales at existing stores and sales from new and acquired stores.  The increase in gross profit dollars for the six months ended June 30, 2024, was primarily the result of the increase in comparable store sales at existing stores, sales from new and acquired stores, and one additional day due to Leap Day.  The decreases in gross profit as a percentage of sales for the three and six months ended June 30, 2024, were primarily due to a greater percentage of our total sales mix being generated from professional service provider customers, which carry a lower gross margin than DIY sales, and the inclusion of the lower gross margin sales from the acquired Vast Auto business, partially offset by improved acquisition costs.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2024, increased 6% to $1.30 billion (or 30.5% of sales) from $1.23 billion (or 30.3% of sales) for the same period one year ago.  SG&A for the six months ended June 30, 2024, increased 7% to $2.59 billion (or 31.4% of sales) from $2.41 billion (or 30.9% of sales) for the same period one year ago.  The increase in total SG&A dollars for the three months ended June 30, 2024, was primarily the result of additional Team Members and vehicles to support our increased sales and store count and SG&A associated with the Vast Auto acquisition and operations.  The increase in total SG&A dollars for the six months ended June 30, 2024, was primarily the result of additional Team Members and vehicles to support our increased sales and store count, SG&A associated with the Vast Auto acquisition and operations, and one additional day due to Leap

Day.  The increases in SG&A as a percentage of sales for the three and six months ended June 30, 2024, were principally due to depreciation costs on accelerated refreshment of store delivery fleet, investment initiatives aimed at refreshing the image and appearance of our stores, and continued information technology investments.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended June 30, 2024, increased 1% to $863 million (or 20.2% of sales) from $854 million (or 21.0% of sales) for the same period one year ago.  As a result of the impacts discussed above, operating income for the six months ended June 30, 2024, increased 3% to $1.62 billion (or 19.6% of sales) from $1.57 billion (or 20.2% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended June 30, 2024, increased 16% to $52 million (or 1.2% of sales) from $45 million (or 1.1% of sales) for the same period one year ago.  Total other expense for the six months ended June 30, 2024, increased 24% to $104 million (or 1.3% of sales) from $84 million (or 1.1% of sales) for the same period one year ago.  The increases in total other expense for the three and six months ended June 30, 2024, were the result of increased interest expense on higher average outstanding borrowings.  See Note 7 “Financing” to the Condensed Consolidated Financial Statements for further information concerning the Company’s borrowings.

Income taxes:

Our provision for income taxes for the three months ended June 30, 2024, increased 4% to $189 million (23.3% effective tax rate) from $182 million (22.5% effective tax rate) for the same period one year ago.  Our provision for income taxes for the six months ended June 30, 2024, was flat at $342 million compared to the same period one year ago.  Our effective tax rate for the six months ended June 30, 2024, decreased to 22.6% from 23.0% for the same period one year ago.  The increases in our provision for income taxes and our effective tax rate for the three months ended June 30, 2024, were the result of lower excess tax benefits from share-based compensation in the current period, as compared to the same period one year ago.  The decrease in our effective tax rate for the six months ended June 30, 2024, was the result of higher excess tax benefits from share-based compensation in the current period, as compared to the same period one year ago.

Net income:

As a result of the impacts discussed above, net income for the three months ended June 30, 2024, decreased 1% to $623 million (or 14.6% of sales) from $627 million (or 15.4% of sales) for the same period one year ago.  As results of the impacts discussed above, net income for the six months ended June 30, 2024, increased 2% to $1.17 billion (or 14.2% of sales) from $1.14 billion (or 14.7% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended June 30, 2024, increased 3% to $10.55 on 59 million shares from $10.22 on 61 million shares for the same period one year ago.  Our diluted earnings per common share for the six months ended June 30, 2024, increased 7% to $19.75 on 59 million shares from $18.49 on 62 million shares for the same period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

Our long-term business strategy requires capital to maintain and enhance our existing stores, invest to open new stores, fund strategic acquisitions, expand distribution infrastructure, and develop enhanced information technology systems and tools and may include the opportunistic repurchase of shares of our common stock through our Board-approved share repurchase program.  Our material cash requirements necessary to maintain the current operations of our long-term business strategy include, but are not limited to, inventory purchases; human capital obligations, including payroll and benefits; contractual obligations, including debt and interest obligations; capital expenditures; payment of income taxes; and other operational priorities.  We expect to fund our short- and long-term cash and capital requirements with our primary sources of liquidity, which include funds generated from the normal course of our business operations, borrowings under our unsecured revolving credit facility and our commercial paper program, and senior note offerings.  However, there can be no assurance that we will continue to generate cash flows or maintain liquidity at or above recent levels, as we are unable to predict decreased demand for our products or changes in customer buying patterns.  Additionally, these factors could also impact our ability to meet the debt covenants of our credit agreement and, therefore, negatively impact the funds available under our unsecured revolving credit facility.

Other than the commitment discussed in Note 13 “Commitments” to the Condensed Consolidated Financial Statements, there have been no material changes to the contractual obligations, to which we are committed, since those discussed in our annual report on Form 10-K for the year ended December 31, 2023.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended
	June 30,
Liquidity:	2024	2023
Total cash provided by/(used in):
Operating activities	$1,653,074	$1,651,369
Investing activities	(622,455)	(460,006)
Financing activities	(1,164,070)	(1,243,149)
Effect of exchange rate changes on cash	(639)	1,083
Net decrease in cash and cash equivalents	$(134,090)	$(50,703)

Capital expenditures	$474,607	$460,942
Free cash flow (1)	1,157,089	1,167,288
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period. See page 23 for the reconciliation of the calculation of free cash flow.

Operating activities:

The increase in net cash provided by operating activities during the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to an increase in operating income, partially offset by a larger increase in accounts receivable and a smaller reduction in net inventory.  The larger increase in accounts receivable was due to the current period ending on a weekend, resulting in a higher credit card receivable balance, as compared to the same period in 2023.

Investing activities:

The increase in net cash used in investing activities during the six months ended June 30, 2024, compared to the same period in 2023, was the result of the acquisition of Vast Auto and an increase in capital expenditures.  The increase in capital expenditures was primarily due to an increase in distribution enhancement and expansion projects, as well as an increase in the number of owned new store openings.

Financing activities:

The decrease in net cash used in financing activities during the six months ended June 30, 2024, compared to the same period in 2023, was attributable to a lower level of repurchases of our common stock in the current period and the redemption of $300 million aggregate principal amount of senior notes in the same period in 2023, partially offset by a net paydown on the Company’s commercial paper issuances in the current period versus net borrowings on the Company’s revolving credit facility during the same period in 2023.

Debt instruments:

See Note 7 “Financing” to the Condensed Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit, commercial paper program, and unsecured senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of June 30, 2024, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.22 times and 6.55 times as of June 30, 2024 and 2023, respectively, and a consolidated leverage ratio of 1.87 times and 1.81 times as of June 30, 2024 and 2023, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended June 30, 2024 and 2023 (dollars in thousands):

		For the Twelve Months Ended
		June 30,
		2024	2023
GAAP net income		$2,372,417	$2,258,260
Add:	Interest expense	219,488	179,654
	Rent expense (1)	437,573	409,323
	Provision for income taxes	657,727	636,388
	Depreciation expense	437,050	377,089
	Amortization expense	3,223	4,472
	Non-cash share-based compensation	27,169	28,327
Non-GAAP EBITDAR		$4,154,647	$3,893,513

	Interest expense	$219,488	$179,654
	Capitalized interest	10,895	5,262
	Rent expense (1)	437,573	409,323
Total fixed charges		$667,956	$594,239

Consolidated fixed charge coverage ratio		6.22	6.55

GAAP debt		$5,397,774	$4,873,702
Add:	Stand-by letters of credit	137,501	111,428
	Unamortized discount and debt issuance costs	27,226	26,298
	Five-times rent expense	2,187,865	2,046,615
Non-GAAP adjusted debt		$7,750,366	$7,058,043

Consolidated leverage ratio		1.87	1.81
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended June 30, 2024 and 2023 (in thousands):

		For the Twelve Months Ended
		June 30,
		2024	2023
Total lease cost, per ASC 842		$520,327	$485,805
Less:	Variable non-contract operating lease components, related to property taxes and insurance	82,754	76,482
Rent expense		$437,573	$409,323

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the six months ended June 30, 2024 and 2023 (in thousands):

		For the Six Months Ended
		June 30,
		2024	2023
Cash provided by operating activities		$1,653,074	$1,651,369
Less:	Capital expenditures	474,607	460,942
	Excess tax benefit from share-based compensation payments	21,378	18,990
	Investment in tax credit equity investments	—	4,149
Free cash flow		$1,157,089	$1,167,288

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted Term SOFR Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of June 30, 2024, we had no outstanding borrowings under our Revolving Credit Facility.

We are also subject to interest rate risk to the extent we issue short-term, unsecured commercial paper notes under our commercial paper program (the “Program”) with variable interest rates.  As of June 30, 2024, we had outstanding borrowings under the Program in the amount of $575.0 million, at the weighted-average variable interest rate of 5.498%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $3.2 million.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of June 30, 2024, our cash and cash equivalents totaled $145.0 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $341.0 million at June 30, 2024.  The period-end exchange rate of the Mexican peso, relative to the U.S. dollar, weakened by approximately 7.4% from December 31, 2023.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at June 30, 2024, would be approximately $31.0 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

We view our investments in Canadian subsidiaries as long-term.  The net asset exposure in the Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates was $168.5 million at June 30, 2024.  The period-end exchange rate of the Canadian dollar, relative to the U.S. dollar, weakened by approximately 3.2% from December 31, 2023.  The potential loss in value of our net assets in the Canadian subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at June 30, 2024, would be approximately $15.3 million.  Any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Canadian subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2024, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the six months ended June 30, 2024.  The following table identifies all repurchases during the three months ended June 30, 2024, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
April 1, 2024, to April 30, 2024	100	$1,090.01	100	$2,193,509
May 1, 2024, to May 31, 2024	396	1,000.88	396	1,796,935
June 1, 2024, to June 30, 2024	289	1,000.68	289	$1,508,420
Total as of June 30, 2024	785	$1,012.14	785
(1)	The authorization under the share repurchase program that currently has capacity is scheduled to expire on November 16, 2026. No other share repurchase programs existed during the six months ended June 30, 2024. See Note 9 “Share Repurchase Program” to the Condensed Consolidated Financial Statements for further information on our share repurchases.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan Elections:

None of the Company’s Directors or Officers adopted, modified, or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement, as defined in Item 408(c) of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2024.

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

O’REILLY AUTOMOTIVE, INC.

August 8, 2024	/s/	Brad Beckham
Date	Brad Beckham
Chief Executive Officer
(Principal Executive Officer)

August 8, 2024	/s/	Jeremy A. Fletcher
Date	Jeremy A. Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)