Form 10-Q
period 2024-09-30
O REILLY AUTOMOTIVE INC
filed 2024-11-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 57,730,693 shares outstanding as of November 4, 2024.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$115,613	$279,132
Accounts receivable, net	401,950	375,049
Amounts receivable from suppliers	154,300	140,443
Inventory	4,913,237	4,658,367
Other current assets	113,187	105,311
Total current assets	5,698,287	5,558,302

Property and equipment, at cost	8,969,137	8,312,367
Less: accumulated depreciation and amortization	3,532,755	3,275,387
Net property and equipment	5,436,382	5,036,980

Operating lease, right-of-use assets	2,269,929	2,200,554
Goodwill	997,226	897,696
Other assets, net	175,698	179,463
Total assets	$14,577,522	$13,872,995

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,359,619	$6,091,700
Self-insurance reserves	123,505	128,548
Accrued payroll	141,361	138,122
Accrued benefits and withholdings	201,351	174,650
Income taxes payable	206,776	7,860
Current portion of operating lease liabilities	408,571	389,536
Other current liabilities	743,982	730,937
Total current liabilities	8,185,165	7,661,353

Long-term debt	5,359,810	5,570,125
Operating lease liabilities, less current portion	1,938,162	1,881,344
Deferred income taxes	325,869	295,471
Other liabilities	207,580	203,980

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
57,838,920 as of September 30, 2024, and
59,072,792 as of December 31, 2023	578	591
Additional paid-in capital	1,449,447	1,352,275
Retained deficit	(2,875,955)	(3,131,532)
Accumulated other comprehensive (loss) income	(13,134)	39,388
Total shareholders’ deficit	(1,439,064)	(1,739,278)

Total liabilities and shareholders’ deficit	$14,577,522	$13,872,995

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales	$4,364,437	$4,203,380	$12,612,878	$11,980,235
Cost of goods sold, including warehouse and distribution expenses	2,113,212	2,042,917	6,159,421	5,842,861
Gross profit	2,251,225	2,160,463	6,453,457	6,137,374

Selling, general and administrative expenses	1,354,497	1,263,241	3,940,950	3,669,734
Operating income	896,728	897,222	2,512,507	2,467,640

Other income (expense):
Interest expense	(55,166)	(51,361)	(167,145)	(145,520)
Interest income	2,055	1,292	5,239	2,920
Other, net	4,304	(486)	9,266	8,179
Total other expense	(48,807)	(50,555)	(152,640)	(134,421)

Income before income taxes	847,921	846,667	2,359,867	2,333,219
Provision for income taxes	182,457	196,840	524,317	539,142
Net income	$665,464	$649,827	$1,835,550	$1,794,077

Earnings per share-basic:
Earnings per share	$11.47	$10.82	$31.34	$29.46
Weighted-average common shares outstanding – basic	57,998	60,082	58,563	60,905

Earnings per share-assuming dilution:
Earnings per share	$11.41	$10.72	$31.14	$29.20
Weighted-average common shares outstanding – assuming dilution	58,335	60,590	58,942	61,445

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$665,464	$649,827	$1,835,550	$1,794,077
Other comprehensive income (loss):
Foreign currency translation adjustments	(22,026)	(5,782)	(52,522)	27,293
Total other comprehensive (loss) income	(22,026)	(5,782)	(52,522)	27,293

Comprehensive income	$643,438	$644,045	$1,783,028	$1,821,370

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at June 30, 2024	58,239	$582	$1,415,799	$(3,008,665)	$8,892	$(1,583,392)
Net income	—	—	—	665,464	—	665,464
Total other comprehensive loss	—	—	—	—	(22,026)	(22,026)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	6	—	5,809	—	—	5,809
Net issuance of common stock upon exercise of stock options	92	1	33,225	—	—	33,226
Share based compensation	—	—	6,865	—	—	6,865
Share repurchases, including fees	(498)	(5)	(12,251)	(528,462)	—	(540,718)
Excise tax on share repurchases	—	—	—	(4,292)	—	(4,292)
Balance at September 30, 2024	57,839	$578	$1,449,447	$(2,875,955)	$(13,134)	$(1,439,064)

	For the Nine Months Ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2023	59,073	$591	$1,352,275	$(3,131,532)	$39,388	$(1,739,278)
Net income	—	—	—	1,835,550	—	1,835,550
Total other comprehensive loss	—	—	—	—	(52,522)	(52,522)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	20	—	18,213	—	—	18,213
Net issuance of common stock upon exercise of stock options	291	3	96,043	—	—	96,046
Share-based compensation	—	—	20,138	—	—	20,138
Share repurchases, including fees	(1,545)	(16)	(37,222)	(1,567,271)	—	(1,604,509)
Excise tax on share repurchases	—	—	—	(12,702)	—	(12,702)
Balance at September 30, 2024	57,839	$578	$1,449,447	$(2,875,955)	$(13,134)	$(1,439,064)

	For the Three Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at June 30, 2023	60,402	$604	$1,330,270	$(2,994,418)	$36,071	$(1,627,473)
Net income	—	—	—	649,827	—	649,827
Total other comprehensive loss	—	—	—	—	(5,782)	(5,782)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	7	—	5,239	—	—	5,239
Net issuance of common stock upon exercise of stock options	64	1	17,685	—	—	17,686
Share based compensation	—	—	6,900	—	—	6,900
Share repurchases, including fees	(852)	(9)	(18,931)	(780,589)	—	(799,529)
Excise tax on share repurchases	—	—	—	(7,337)	—	(7,337)
Balance at September 30, 2023	59,621	$596	$1,341,163	$(3,132,517)	$30,289	$(1,760,469)

	For the Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at December 31, 2022	62,353	$624	$1,311,488	$(2,375,860)	$2,996	$(1,060,752)
Net income	—	—	—	1,794,077	—	1,794,077
Total other comprehensive income	—	—	—	—	27,293	27,293
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	22	—	16,649	—	—	16,649
Net issuance of common stock upon exercise of stock options	207	2	56,483	—	—	56,485
Share-based compensation	—	—	20,555	—	—	20,555
Share repurchases, including fees	(2,961)	(30)	(64,012)	(2,526,938)	—	(2,590,980)
Excise tax on share repurchases	—	—	—	(23,796)	—	(23,796)
Balance at September 30, 2023	59,621	$596	$1,341,163	$(3,132,517)	$30,289	$(1,760,469)

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net income	$1,835,550	$1,794,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	339,324	296,583
Amortization of debt discount and issuance costs	4,870	3,597
Deferred income taxes	8,536	35,982
Share-based compensation programs	21,600	21,948
Other	5,928	3,574
Changes in operating assets and liabilities:
Accounts receivable	(9,175)	(58,658)
Inventory	(212,491)	(263,896)
Accounts payable	252,454	315,910
Income taxes payable	198,780	353,366
Other	(20,287)	15,172
Net cash provided by operating activities	2,425,089	2,517,655

Investing activities:
Purchases of property and equipment	(732,916)	(753,958)
Proceeds from sale of property and equipment	10,268	10,461
Investment in tax credit equity investments	—	(4,150)
Other, including acquisitions, net of cash acquired	(160,960)	(2,126)
Net cash used in investing activities	(883,608)	(749,773)

Financing activities:
Proceeds from borrowings on revolving credit facility	30,000	3,227,000
Payments on revolving credit facility	(30,000)	(3,227,000)
Net (payments) proceeds of commercial paper	(706,850)	1,025,075
Proceeds from the issuance of long-term debt	498,910	—
Principal payments on long-term debt	—	(300,000)
Payment of debt issuance costs	(3,900)	(39)
Repurchases of common stock	(1,604,509)	(2,590,980)
Net proceeds from issuance of common stock	112,825	71,604
Other	(569)	(354)
Net cash used in financing activities	(1,704,093)	(1,794,694)

Effect of exchange rate changes on cash	(907)	893
Net decrease in cash and cash equivalents	(163,519)	(25,919)
Cash and cash equivalents at beginning of the period	279,132	108,583
Cash and cash equivalents at end of the period	$115,613	$82,664

Supplemental disclosures of cash flow information:
Income taxes paid	$419,331	$147,128
Interest paid, net of capitalized interest	139,228	127,085

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

The preliminary purchase price allocation remains provisional and will change as additional information is obtained and valuation work is completed during the initial measurement period.  The Company’s preliminary assessment resulted in the initial recognition of $109.8 million of goodwill and intangible assets, which has been increased by $0.4 million during the initial measurement period, including impacts from the recognition of applicable deferred taxes related to the acquisition, which is included in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024.  Goodwill generated from this acquisition is not amortizable for tax purposes.

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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction, and other operating decisions and activities.  As of September 30, 2024, the Company had invested in six unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.

The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $28.4 million as of September 30, 2024, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023.  The Company recorded an increase in fair value related to its marketable securities in the amount of $3.3 million and a decrease in fair value related to its marketable securities in the amount of $1.4 million for the three months ended September 30, 2024 and 2023, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded an increase in fair value related to its marketable securities in the amount of $7.4 million and $3.6 million for the nine months ended September 30, 2024 and 2023, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of September 30, 2024, and December 31, 2023 (in thousands):

September 30, 2024
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$65,677	$—	$—	$65,677

December 31, 2023
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$59,508	$—	$—	$59,508

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of September 30, 2024, and December 31, 2023, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes, unsecured revolving credit facility borrowings, and commercial paper program borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of September 30, 2024, and December 31, 2023, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$5,319,844	$5,268,906	$4,820,543	$4,687,065

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

NOTE 5 – LEASES

The Company leases certain office space, retail stores, distribution centers, and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three and nine months ended September 30, 2024 and 2023, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$107,146	$100,559	$315,741	$296,624
Short-term operating lease cost	1,965	1,708	6,375	7,213
Variable operating lease cost	29,386	25,696	84,565	75,257
Sublease income	(1,315)	(1,143)	(3,681)	(3,632)
Total lease cost	$137,182	$126,820	$403,000	$375,462

The following table summarizes other lease-related information for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$309,572	$291,033
Right-of-use assets obtained in exchange for new operating lease liabilities	291,486	324,893

NOTE 6 – SUPPLIER FINANCE PROGRAM

The Company has established and maintains supplier finance programs with certain third-party financial institutions, which allow participating merchandise suppliers to voluntarily elect to assign the Company’s payment obligations due to these merchandise suppliers to one of the designated third-party institutions.  Under these supplier finance programs, the Company has agreed to pay the third-party financial institutions the stated amount of confirmed merchandise supplier invoices on the original maturity dates of the invoices, which are generally for a term of one year.  The Company does not have any assets pledged as security or other forms of guarantees for the committed payment to the third-party financial institutions.  As of September 30, 2024, and December 31, 2023, the Company had obligations outstanding under these programs for invoices that were confirmed as valid to the third-party financial institutions in the amounts of $4.5 billion and $4.4 billion, respectively, which were included as a component of “Accounts payable” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 7 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Commercial paper program, weighted-average variable interest rate of 4.980% as of September 30, 2024 and 5.640% as of December 31, 2023	40,000	750,900
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
5.750% Senior Notes due 2026, effective interest rate of 5.767%	750,000	750,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	850,000
5.000% Senior Notes due 2034, effective interest rate of 5.028%	500,000	—
Total principal amount of debt	5,390,000	5,600,900
Less: Unamortized discount and debt issuance costs	30,190	30,775
Total long-term debt	$5,359,810	$5,570,125

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

As of September 30, 2024, and December 31, 2023, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability, and other insurance policies, under the Credit Agreement each in the amount of $5.4 million, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of these outstanding letters of credit have a one-year term from the date of issuance.  As of September 30, 2024, and December 31, 2023, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted Term SOFR Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of September 30, 2024, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Term Benchmark Revolving Loans was 0.900%, and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights, and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from lenders.  As of September 30, 2024, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of September 30, 2024, and December 31, 2023, the Company had additional outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability, and other insurance policies, in the amount of $121.9 million and $106.8 million, respectively.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Commercial paper program:

On August 9, 2023, the Company established a commercial paper program (the “Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $1.8 billion.  The Notes will have maturities of up to 397 days from the date of issue.  The Notes rank at least pari passu with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company plans to use its Revolving Credit Facility as a liquidity backstop for the repayment of Notes outstanding under the Program.  The Notes issued under the Program were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2024, as the Company has the ability and intent to refinance these Notes on a long-term basis.

Senior notes:

On August 19, 2024, the Company issued $500 million aggregate principal amount of unsecured 5.000% Senior Notes due 2034 (“5.000% Senior Notes due 2034”) at a price to the public of 99.782% of their face value with U.S. Bank Trust Company, National Association (“U.S. Bank”) as trustee.  Interest on the 5.000% Senior Notes due 2034 is payable on August 19 and February 19 of each year, beginning on February 19, 2025, and is computed on the basis of a 360-day year.

As of September 30, 2024, the Company has issued and outstanding a cumulative $5.4 billion aggregate principal amount of unsecured senior notes, which are due between 2026 and 2034, with UMB Bank, N.A. and U.S. Bank Trust Company, National Association as trustees.  Interest on the senior notes, ranging from 1.750% to 5.750%, is payable semi-annually and is computed on the basis of a 360-day year.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2024.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine months ended September 30, 2024 (in thousands):

Warranty liabilities, balance at December 31, 2023	$117,895
Warranty claims	(151,873)
Warranty accruals	166,195
Foreign currency translation	(79)
Warranty liabilities, balance at September 30, 2024	$132,138

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

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Shares repurchased	498	852	1,545	2,961
Average price per share	$1,084.28	$938.11	$1,038.32	$874.99
Total investment	$540,713	$799,520	$1,604,494	$2,590,950

As of September 30, 2024, the Company had $967.7 million remaining under its share repurchase authorization.  Excise tax on shares repurchased, assessed at one percent of the fair market value of shares repurchased, was $16.0 million for the nine months ended September 30, 2024.

Subsequent to the end of the third quarter and through November 8, 2024, the Company repurchased 0.2 million additional shares of its common stock under its share repurchase program, at an average price of $1,174.84, for a total investment of $192.4 million.  The Company has repurchased a total of 95.8 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 8, 2024, at an average price of $260.71, for a total aggregate investment of $25.0 billion.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive income, balance at June 30, 2024	$8,892	$8,892
Change in accumulated other comprehensive loss	(22,026)	(22,026)
Accumulated other comprehensive loss, balance at September 30, 2024	$(13,134)	$(13,134)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive income, balance at December 31, 2023	$39,388	$39,388
Change in accumulated other comprehensive loss	(52,522)	(52,522)
Accumulated other comprehensive loss, balance at September 30, 2024	$(13,134)	$(13,134)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at June 30, 2023	$36,071	$36,071
Change in accumulated other comprehensive loss	(5,782)	(5,782)
Accumulated other comprehensive income, balance at September 30, 2023	$30,289	$30,289

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at December 31, 2022	$2,996	$2,996
Change in accumulated other comprehensive income	27,293	27,293
Accumulated other comprehensive income, balance at September 30, 2023	$30,289	$30,289
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 11 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales to do-it-yourself customers	$2,215,640	$2,206,511	$6,366,670	$6,254,980
Sales to professional service provider customers	2,032,376	1,914,884	5,901,820	5,480,212
Other sales, sales adjustments, and sales from the acquired Vast Auto stores	116,421	81,985	344,388	245,043
Total sales	$4,364,437	$4,203,380	$12,612,878	$11,980,235

See Note 8 for information concerning the expected costs associated with the Company’s assurance warranty obligations.  See Note 2 for information concerning the recent acquisition of Vast Auto.

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

The table below identifies stock option activity under these plans during the nine months ended September 30, 2024 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2023	884	$428.50
Granted	70	1,061.73
Exercised	(291)	329.59
Forfeited or expired	(9)	676.68
Outstanding at September 30, 2024	654	$537.18
Exercisable at September 30, 2024	443	$393.93

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility, and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the nine months ended September 30, 2024 and 2023:

	September 30,
	2024		2023
Risk free interest rate	4.18%		3.92%
Expected life	6.4	Years	6.3	Years
Expected volatility	28.2%		29.0%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Compensation expense for stock options awarded	$5,838	$5,977	$17,175	$17,892
Income tax benefit from compensation expense related to stock options	1,480	1,476	4,355	4,417

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024, was $403.77, compared to $321.36 for the nine months ended September 30, 2023.  The remaining unrecognized compensation expense related to unvested stock option awards at September 30, 2024, was $48.7 million, and the weighted-average period of time over which this cost will be recognized is 2.8 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Compensation expense for shares issued under the ESPP	$1,027	$923	$2,963	$2,663
Income tax benefit from compensation expense related to shares issued under the ESPP	260	228	751	657
Compensation expense for restricted shares awarded	506	477	1,462	1,393
Income tax benefit from compensation expense related to restricted awards	$128	$118	$371	$344

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  The Company may also make additional discretionary profit sharing contributions to the 401(k) Plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the nine months ended September 30, 2024 or 2023.  The Company expensed matching contributions under the 401(k) Plan in the amount of $14.0 million and $13.4 million for the three months ended September 30, 2024 and 2023, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the 401(k) Plan in the amount of $40.6 million and $35.9 million for the nine months ended September 30, 2024 and 2023, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

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

The liability for compensation deferred under the Deferred Compensation Plan was $65.7 million and $59.5 million as of September 30, 2024, and December 31, 2023, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets.  The Company expensed contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for each of the three months ended September 30, 2024 and 2023, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million and less than $0.1 million for the nine months ended September 30, 2024 and 2023, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of September 30, 2024, and December 31, 2023, there were 15,044 and 13,079 stock appreciation rights outstanding, respectively.  During the nine months ended September 30, 2024, there were 2,491 stock appreciation rights granted, 350 stock appreciation rights exercised, and 176 stock appreciation rights forfeited.  The liability for compensation to be paid for redeemed stock appreciation rights was $6.7 million and $4.5 million as of September 30, 2024, and December 31, 2023, respectively, which were included in “Other liabilities” on the Condensed Consolidated Balance Sheets.  The Company recorded compensation expense for stock appreciation rights in the amount of $1.4 million and compensation benefit for stock appreciation rights in the amount of $0.1 million for the three months ended September 30, 2024 and 2023, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded compensation expense for stock appreciation rights in the amount of $3.1 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 13 – COMMITMENTS

The Company has a conditional agreement to purchase federal renewable energy tax credits (“RETC”).  As of September 30, 2024, the Company had a remaining commitment to purchase approximately $200 million RETCs, with the final closing payment anticipated to occur by June of 2025.

NOTE 14 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator (basic and diluted):
Net income	$665,464	$649,827	$1,835,550	$1,794,077

Denominator:
Weighted-average common shares outstanding – basic	57,998	60,082	58,563	60,905
Effect of stock options (1)	337	508	379	540
Weighted-average common shares outstanding – assuming dilution	58,335	60,590	58,942	61,445

Earnings per share:
Earnings per share-basic	$11.47	$10.82	$31.34	$29.46
Earnings per share-assuming dilution	$11.41	$10.72	$31.14	$29.20

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	92	83	115	98
Weighted-average exercise price per share of antidilutive stock options (1)	$1,026.97	$853.21	$977.48	$824.23
(1)	See Note 12 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and nine months ended September 30, 2024 and 2023, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

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

In November of 2024, FASB issued Accounting Standard Update ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”).  Under 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses.  Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as an entity’s definition of selling expenses.  ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements.  The Company will adopt this guidance beginning with its fourth quarter ending December 31, 2027.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

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

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the three and nine months ended September 30, 2024 and 2023;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

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

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States, Puerto Rico, Mexico, and Canada.  We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our goal is to achieve growth in sales and profitability by capitalizing on our competitive advantages, such as our dual market strategy, superior customer service provided by well-trained and technically proficient Team Members, and strategic distribution and hub store network that provides same day and over-night inventory access for our stores to offer a broad selection of product offerings.  The successful execution of our growth strategy includes aggressively opening new stores, growing sales in existing stores, continually enhancing merchandising and store layouts, and implementing our Omnichannel initiatives.  As of September 30, 2024, we operated 6,187 stores in 48 U.S. states and Puerto Rico, 78 stores in Mexico, and 26 stores in Canada.

See Note 2 “Business Combination” to the Condensed Consolidated Financial Statements for further information concerning the recent acquisition of Vast Auto.

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

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. increased 0.9% and 2.1% in 2022 and 2023, respectively, and year-to-date through August of 2024, miles driven have increased 0.9%.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Auto Care Association, the total number of registered vehicles increased 14.2% from 2013 to 2023, bringing the number of light vehicles on the road to 284 million by the end of 2023.  For the year ended December 31, 2023, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 15.8 million vehicles, and for 2024, the SAAR is estimated to be approximately 15.8 million vehicles, contributing to the continued growth in the total number of registered vehicles on the road.  From 2013 to 2023, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 10.6%, from 11.3 years in 2013 to 12.5 years in 2023.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from the current environment of elevated new and used vehicle prices, as consumers are more willing to continue to invest in their current vehicle.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended September 30, 2024, increased $161 million, or 4%, to $4.36 billion from $4.20 billion for the same period one year ago.  Sales for the nine months ended September 30, 2024, increased $633 million or 5% to $12.61 billion from $11.98 billion for the same period one year ago.  Comparable store sales for stores open at least one year increased 1.5% and 8.7% for the three months ended September 30, 2024 and 2023, respectively.  Comparable store sales for stores open at least one year increased 2.4% and 9.4% for the nine months ended September 30, 2024 and 2023, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, and sales to Team Members, as well as sales from Leap Day in the nine months ended September 30, 2024.  Online sales for ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation. We opened 47 and 111 net, new stores during the three and nine months ended September 30, 2024, respectively, compared to opening 40 and 140 net, new stores during the three and nine months ended September 30, 2023, respectively.  Additionally, we began operating 23 stores in Canada from the Vast Auto acquisition during the nine months ended September 30, 2024.  We anticipate total new store growth to be 190 to 200 net, new store openings in 2024.  We anticipate total new store growth to be 200 to 210 net, new store openings in 2025.

The increase in sales for the three months ended September 30, 2024, was primarily the result of the 1.5% increase in domestic comparable store sales, a $66 million increase in sales from new stores opened in 2023 and 2024 that are not considered comparable stores, and sales from the acquired Vast Auto stores.  The increase in sales for the nine months ended September 30, 2024, was primarily the result of 2.4% increase in domestic comparable store sales, a $210 million increase in sales from new stores opened in 2023 and 2024 that are not considered comparable stores, sales from the acquired Vast Auto stores, and sales from one additional day due to Leap Day.  Our comparable store sales increases for the three and nine months ended September 30, 2024, were driven by increases in average ticket values for both professional service provider and DIY customers and positive transaction counts from professional service provider customers, partially offset by negative transaction counts from DIY customers.  Average ticket values benefited from inflationary increases in average selling prices, as compared to the same periods in 2023.  Average ticket values also continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  The decreases in DIY customer transaction counts were driven by pressured consumer spending on discretionary categories and broader industry pressure in certain repair related hard part categories.

See Note 2 “Business Combination” to the Condensed Consolidated Financial Statements for further information concerning the recent acquisition of Vast Auto.  See Note 11 “Revenue” to the Condensed Consolidated Financial Statements for further information concerning the Company’s sales.

Gross profit:

Gross profit for the three months ended September 30, 2024, increased 4% to $2.25 billion (or 51.6% of sales) from $2.16 billion (or 51.4% of sales) for the same period one year ago.  Gross profit for the nine months ended September 30, 2024, increased 5% to $6.45 billion (or 51.2% of sales) from $6.14 billion (or 51.2% of sales) for the same period one year ago.  The increase in gross profit dollars for the three months ended September 30, 2024, was primarily the result of the increase in comparable store sales at existing stores and sales from new and acquired stores.  The increase in gross profit dollars for the nine months ended September 30, 2024, was primarily the result of the increase in comparable store sales at existing stores, sales from new and acquired stores, and one additional day due to Leap Day.  The increase in gross profit as a percentage of sales for the three months ended September 30, 2024, was primarily due to improved acquisition costs, partially offset by a greater percentage of our total sales mix being generated from professional service provider customers, which carry a lower gross margin than DIY sales, and the inclusion of the lower gross margin sales from the acquired Vast Auto business.  Gross profit as a percentage of sales for the nine months ended September 30, 2024, was flat.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2024, increased 7% to $1.35 billion (or 31.0% of sales) from $1.26 billion (or 30.1% of sales) for the same period one year ago.  SG&A for the nine months ended September 30, 2024, increased 7% to $3.94 billion (or 31.2% of sales) from $3.67 billion (or 30.6% of sales) for the same period one year ago.  The increase in total SG&A dollars for the three months ended September 30, 2024, was primarily the result of additional Team Members and vehicles to support our increased sales and store count and SG&A associated with the Vast Auto operations.  The increase in total SG&A dollars for the nine months ended September 30, 2024, was primarily the result of additional Team Members and vehicles to support our increased sales and store count, SG&A associated with the Vast Auto acquisition and operations, and one additional day due to Leap Day.  The increases in SG&A as a percentage of sales for the three and nine months ended September 30, 2024, were principally due to depreciation costs for the accelerated refreshment of store related capital expenditures and information technology investments.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended September 30, 2024, was $897 million (or 20.5% of sales), which was flat compared to $897 million (or 21.3% of sales) for the same period one year ago.  As a result of the impacts discussed above, operating income for the nine months ended September 30, 2024, increased 2% to $2.51 billion (or 19.9% of sales) from $2.47 billion (or 20.6% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended September 30, 2024, decreased 3% to $49 million (or 1.1% of sales) from $51 million (or 1.2% of sales) for the same period one year ago.  Total other expense for the nine months ended September 30, 2024, increased 14% to $153 million (or 1.2% of sales) from $134 million (or 1.1% of sales) for the same period one year ago.  The decrease in total other expense for the three months ended September 30, 2024, was the result of an increase in the value of our trading securities, as compared to a decrease in the same period in 2023, partially offset by increased interest expense on higher average outstanding borrowings.  The increase in total other expense for the nine months ended September 30, 2024, was the result of increased interest expense on higher average outstanding borrowings.  See Note 4 “Fair Value Measurements” to the Condensed Consolidated Financial Statements for further information concerning the Company’s trading securities.  See Note 7 “Financing” to the Condensed Consolidated Financial Statements for further information concerning the Company’s borrowings.

Income taxes:

Our provision for income taxes for the three months ended September 30, 2024, decreased 7% to $182 million (21.5% effective tax rate) from $197 million (23.2% effective tax rate) for the same period one year ago.  Our provision for income taxes for the nine months ended September 30, 2024, decreased 3% to $524 million (22.2% effective tax rate) from $539 million (23.1% effective tax rate) for the same period one year ago.  The decreases in our provision for income taxes and our effective tax rate for the three and nine months ended September 30, 2024, were the result of higher excess tax benefits from share-based compensation in the current period, as compared to the same period one year ago.

Net income:

As a result of the impacts discussed above, net income for the three months ended September 30, 2024, increased 2% to $665 million (or 15.2% of sales) from $650 million (or 15.5% of sales) for the same period one year ago.  As results of the impacts discussed above, net income for the nine months ended September 30, 2024, increased 2% to $1.84 billion (or 14.6% of sales) from $1.79 billion (or 15.0% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended September 30, 2024, increased 6% to $11.41 on 58 million shares from $10.72 on 61 million shares for the same period one year ago.  Our diluted earnings per common share for the nine months ended September 30, 2024, increased 7% to $31.14 on 59 million shares from $29.20 on 61 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended
	September 30,
Liquidity:	2024	2023
Total cash provided by/(used in):
Operating activities	$2,425,089	$2,517,655
Investing activities	(883,608)	(749,773)
Financing activities	(1,704,093)	(1,794,694)
Effect of exchange rate changes on cash	(907)	893
Net decrease in cash and cash equivalents	$(163,519)	$(25,919)

Capital expenditures	$732,916	$753,958
Free cash flow (1)	1,657,129	1,731,695
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period. See page 24 for the reconciliation of the calculation of free cash flow.

Operating activities:

The decrease in net cash provided by operating activities during the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to a smaller increase in income taxes payable, due to the timing of tax payments related to benefits from federal renewable energy tax credits, partially offset by an increase in operating income.

Investing activities:

The increase in net cash used in investing activities during the nine months ended September 30, 2024, compared to the same period in 2023, was the result of the acquisition of Vast Auto, partially offset by a decrease in capital expenditures.  The decrease in capital expenditures was primarily due to the timing of property acquisitions, closings, construction costs for new stores, partially offset by an increase in the number of owned new store openings in the current period, as compared to the same period in the prior year.

Financing activities:

The decrease in net cash used in financing activities during the nine months ended September 30, 2024, compared to the same period in 2023, was attributable to a lower level of repurchases of our common stock in the current period, the issuance of $500 million aggregate principal amount of senior notes in the current period, and the redemption of $300 million aggregate principal amount of senior notes in the same period in 2023, partially offset by a net paydown on the Company’s commercial paper issuances in the current period versus net borrowings on the Company’s commercial paper program during the same period in 2023.

Debt instruments:

See Note 7 “Financing” to the Condensed Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit, commercial paper program, and unsecured senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of September 30, 2024, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.14 times and 6.56 times as of September 30, 2024 and 2023, respectively, and a consolidated leverage ratio of 1.85 times and 1.83 times as of September 30, 2024 and 2023, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended September 30, 2024 and 2023 (dollars in thousands):

		For the Twelve Months Ended
		September 30,
		2024	2023
GAAP net income		$2,388,054	$2,322,649
Add:	Interest expense	223,293	187,851
	Rent expense (1)	444,166	417,988
	Provision for income taxes	643,344	656,817
	Depreciation expense	449,207	392,354
	Amortization expense	2,595	4,114
	Non-cash share-based compensation	27,163	29,493
Non-GAAP EBITDAR		$4,177,822	$4,011,266

	Interest expense	$223,293	$187,851
	Capitalized interest	12,975	6,025
	Rent expense (1)	444,166	417,988
Total fixed charges		$680,434	$611,864

Consolidated fixed charge coverage ratio		6.14	6.56

GAAP debt		$5,359,810	$5,102,350
Add:	Stand-by letters of credit	127,234	111,732
	Unamortized discount and debt issuance costs	30,190	27,650
	Five-times rent expense	2,220,830	2,089,940
Non-GAAP adjusted debt		$7,738,064	$7,331,672

Consolidated leverage ratio		1.85	1.83
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended September 30, 2024 and 2023 (in thousands):

		For the Twelve Months Ended
		September 30,
		2024	2023
Total lease cost, per ASC 842		$530,689	$495,360
Less:	Variable non-contract operating lease components, related to property taxes and insurance	86,523	77,372
Rent expense		$444,166	$417,988

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the nine months ended September 30, 2024 and 2023 (in thousands):

		For the Nine Months Ended
		September 30,
		2024	2023
Cash provided by operating activities		$2,425,089	$2,517,655
Less:	Capital expenditures	732,916	753,958
	Excess tax benefit from share-based compensation payments	35,044	27,852
	Investment in tax credit equity investments	—	4,150
Free cash flow		$1,657,129	$1,731,695

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted Term SOFR Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of September 30, 2024, we had no outstanding borrowings under our Revolving Credit Facility.

We are also subject to interest rate risk to the extent we issue short-term, unsecured commercial paper notes under our commercial paper program (the “Program”) with variable interest rates.  As of September 30, 2024, we had outstanding borrowings under the Program in the amount of $40.0 million, at the weighted-average variable interest rate of 4.980%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $0.2 million.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of September 30, 2024, our cash and cash equivalents totaled $115.6 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $330.9 million at September 30, 2024.  The period-end exchange rate of the Mexican peso, relative to the U.S. dollar, weakened by approximately 13.8% from December 31, 2023.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at September 30, 2024, would be approximately $30.1 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

We view our investments in Canadian subsidiaries as long-term.  The net asset exposure in the Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates was $175.6 million at September 30, 2024.  The period-end exchange rate of the Canadian dollar, relative to the U.S. dollar, weakened by approximately 2.1% from December 31, 2023.  The potential loss in value of our net assets in the Canadian subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at September 30, 2024, would be approximately $16.0 million.  Any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Canadian subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2024, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the nine months ended September 30, 2024.  The following table identifies all repurchases during the three months ended September 30, 2024, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
July 1, 2024, to July 31, 2024	247	$1,043.47	247	$1,250,892
August 1, 2024, to August 31, 2024	130	1,123.29	130	1,104,360
September 1, 2024, to September 30, 2024	121	1,125.30	121	$967,707
Total as of September 30, 2024	498	$1,084.28	498
(1)	The authorization under the share repurchase program that currently has capacity is scheduled to expire on November 16, 2026. No other share repurchase programs existed during the nine months ended September 30, 2024. See Note 9 “Share Repurchase Program” to the Condensed Consolidated Financial Statements for further information on our share repurchases.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan Elections:

None of the Company’s Directors or Officers adopted, modified, or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement, as defined in Item 408(c) of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2024.

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
4.1

Sixth Supplemental Indenture, dated as of August 19, 2024, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 19, 2024, is incorporated herein by this reference.

4.2	Form of Note for 5.000% Senior Notes due 2034, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 19, 2024, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	iXBRL Taxonomy Extension Schema.
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase.
101.DEF	iXBRL Taxonomy Extension Definition Linkbase.
101.LAB	iXBRL Taxonomy Extension Label Linkbase.
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted as Inline XBRL, contained in Exhibit 101 attachments.

*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

November 8, 2024	/s/	Brad Beckham
Date	Brad Beckham
Chief Executive Officer
(Principal Executive Officer)

November 8, 2024	/s/	Jeremy A. Fletcher
Date	Jeremy A. Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)