Form 10-K
period 2024-12-31
O REILLY AUTOMOTIVE INC
filed 2025-02-28
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 30, 2024, the aggregate market value of the voting stock held by non-affiliates of the Company was $51,078,214,227 based on the last price of the common stock reported by The Nasdaq Global Select Market.

At February 24, 2025, an aggregate of 57,272,442 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference into Part III.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend,” or similar words.  In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues, and future performance.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties, and assumptions, including, but not limited to, the economy in general; inflation; consumer debt levels; product demand; a public health crisis; the market for auto parts; competition; weather; trade disputes, including the imposition of new or increased tariffs; availability of key products and supply chain disruptions; business interruptions, including terrorist activities, war and the threat of war; failure to protect our brand and reputation; challenges in international markets; volatility of the market price of our common stock; our increased debt levels; credit ratings on public debt; damage, failure, or interruption of information technology systems, including information security and cyber-attacks; historical growth rate sustainability; our ability to hire and retain qualified employees; risks associated with the performance of acquired businesses; and governmental regulations.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section in this annual report on Form 10-K for the year ended December 31, 2024, and subsequent Securities and Exchange Commission filings, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

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

On January 22, 2024, the Company completed the previously announced strategic acquisition of Groupe Del Vasto (“Vast Auto”), an auto parts supplier headquartered in Montreal, Quebec, Canada.  At the time of the acquisition, Vast Auto operated two distribution centers and six satellite warehouses that support a network of 23 company-owned stores and thousands of independent jobber and professional customers across Eastern Canada.

At December 31, 2024, we operated 6,265 stores in 48 states in the United States and Puerto Rico, 87 stores in Mexico, and 26 stores in Canada.  Our stores carry an extensive product line, including

●	new and remanufactured automotive hard parts and maintenance items, such as alternators, batteries, brake system components, belts, chassis parts, driveline parts, engine parts, fuel pumps, hoses, starters, temperature control, water pumps, antifreeze, appearance products, engine additives, filters, fluids, lighting, oil, and wiper blades and
●	accessories, such as floor mats, seat covers, and truck accessories.

Our stores offer many enhanced services and programs to our customers, such as

●	battery diagnostic testing;
●	battery, wiper, and bulb replacement;
●	check engine light code extraction, with diagnostic information, list of possible repair fixes, and referrals to trusted local repair shops provided;
●	custom hydraulic hoses;
●	drum and rotor resurfacing;
●	electrical and module testing;
●	loaner tool program;
●	professional paint shop mixing and related materials; and
●	used oil, oil filter, and battery recycling.

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

Proven Ability to Execute Our Dual Market Strategy:

For more than 45 years, we have established a track record of effectively serving, at a high level, both DIY and professional service provider customers.  We believe our proven ability to effectively execute a dual market strategy is a unique competitive advantage.  The execution of this strategy enables us to better compete by targeting a larger base of automotive aftermarket parts consumers, capitalizing on our existing store and distribution infrastructure, operating profitably in both large markets and less densely populated geographic areas that typically attract fewer national chain competitors, and enhancing service levels offered to DIY customers through the offering of a broad inventory and the extensive product knowledge required by professional service provider customers.

In 2024, we derived approximately 52% of our sales from our DIY customers and approximately 48% of our sales from our professional service provider customers.  Historically, we have increased our sales to professional service provider customers at a faster pace than the increase in our sales to DIY customers due to the more fragmented nature of the professional service provider business, which offers a greater opportunity for consolidation.  We believe we will continue to have a competitive advantage on the professional service provider portion of our business, due to our systems, knowledge, industry-leading parts availability, and experience serving the professional service provider side of the automotive aftermarket, augmented by our approximately 810 full-time sales staff dedicated solely to calling upon and servicing the professional service provider customer.  We will also continue to expand and enhance the level of offerings focused on growing our DIY business and will continue to execute our proven dual market strategy in both existing and new markets.

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

We seek to attract new DIY and professional service provider customers and retain existing customers by offering superior customer service, the key elements of which are identified below:

●	superior in-store service through highly-motivated, technically-proficient store personnel (“Professional Parts People”);
●	an extensive selection and superior availability of products;
●	many enhanced service programs, including battery and electrical testing, battery, wiper and bulb replacement, and check engine light code extractions with diagnostic support;
●	attractive stores in convenient locations;
●	competitive pricing, supported by a good, better, best product assortment designed to meet all of our customers’ quality and value preferences;
●	a robust point-of-sale system integrated with our proprietary electronic catalog, which contains a wide variety of product images, schematics and technical specifications, and equips our Team Members with highly effective tools to source products in our extensive supply network;
●	online ordering for our professional customers through our proprietary professional customer platforms, www.OReillyPro.com and our O’Reilly Pro mobile application, with local delivery available; and
●	online ordering, featuring “chat with a parts professional,” parts look up assistance for our DIY customers through our retail platform, www.OReillyAuto.com, with convenient store locations for pick-up-in-store orders or home delivery.

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

Strategic Regional Tiered Distribution Network:

We believe our commitment to a robust, regional, tiered distribution network provides superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network.  Our strategic, regional, tiered distribution network includes distribution centers (“DCs”) and Hub stores.  Our inventory management and distribution systems electronically link each of our stores to one or more DCs, which provides for efficient inventory control and management.  We currently operate 31 DCs, which typically provides our stores with same-day or overnight access to over 153,000 stock keeping units (“SKUs”), many of which are hard-to-find items not typically stocked by other auto parts retailers.  To augment our robust distribution network, we operate a total of 396 Hub stores that also provide delivery service and same-day access to stores within the surrounding areas to an average of 55,000 SKUs, with Hubs in select markets carrying further enhanced inventory levels up to approximately 107,000 SKUs.  More than 95% of our stores receive multiple same-day deliveries and deliveries on weekends of hard to find parts from our DCs and Hub stores.  We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team:

Our Company philosophy is to “promote from within,” and the vast majority of our senior managers, district managers, and store managers have been promoted from within the Company.  We augment this “promote from within” philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience, technical proficiency, or subject matter expertise.  We have a strong management Team that has demonstrated the consistent ability to successfully execute our business plan and growth strategy by generating 32 consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993.  See our “Team Members and Human Capital Management” disclosure of the “Business” section of this annual report on Form 10-K for more information about our experienced management Team.

Growth Strategy

Aggressively Open New Stores:

We intend to continue to consolidate the fragmented automotive aftermarket.  During 2024, we opened 198 net, new stores and acquired 23 stores in Canada.  In 2025, we plan to open 200 to 210 net, new stores, which will increase our penetration in existing markets and allow for expansion into new, contiguous markets.  The sites for these new stores have been identified, and to date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O’Reilly stores.  We typically open new stores by

(i)	constructing a new facility or renovating an existing facility on property we purchase or lease and stocking the new store with fixtures and inventory;
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

We target both small and large markets for expansion of our store network.  While we have, and continue to face, aggressive competition in the more densely populated markets, we believe we have competed effectively, and are well positioned to continue to compete effectively, in such markets in order to achieve our goal of continued profitable sales growth within these markets.  We also believe that with our dual market strategy, we are better able to operate stores in less densely populated areas, which would not otherwise support a national chain store selling primarily to the retail automotive aftermarket.  Therefore, we continue to pursue opening new stores in less densely populated market areas as part of our growth strategy.

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

Continually Enhance Store Design and Location:

Our current prototype store design features optimized square footage, high ceilings, convenient interior store layouts, in-store signage, multilingual signage, bright lighting, convenient ingress and egress, ample parking, and dedicated counters to serve professional service provider customers, each designed to increase sales and operating efficiencies to enhance overall customer service.  We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance.  During 2024, we relocated 12 stores and performed minor to major updates or renovations to approximately 710 additional stores.  We believe that our ability to consistently achieve growth in comparable store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best attract and serve our customers.

Omnichannel Growth Strategy:

Our Omnichannel growth strategies reflect the continued evolution of customer preferences in researching and completing purchases.  More than ever before, our customers’ purchase decisions are informed by a range of interactions, whether in-person, over the phone, or through a variety of digital channels, as they seek to find the professional parts knowledge and product availability they need to meet their automotive repair and maintenance needs.  Our Omnichannel growth strategies are focused on offering our customers an enhanced and seamless research and buying experience through any of these channels.  We have long been known for excellent customer service and continue to grow the functionality and user-friendliness of our digital platforms, including www.OReillyAuto.com,  www.OReillyPro.com, and our O’Reilly Pro mobile application, to enhance our customers’ shopping experience.  Many of our customers interact over multiple channels to research and complete a purchase, and the functionality and features of our digital properties complement the outstanding customer service provided in our brick and mortar locations.

Team Members and Human Capital Management

Our tradition for 68 years has been to treat all of our Team Members with honesty and respect and to commit significant resources to instill in them our “Live Green” culture, which emphasizes the importance of each Team Member’s contribution to the success of O’Reilly.  This focus on professionalism and respect has created an industry-leading Team, and we consider our relations with our Team Members to be excellent.

We are committed to providing a work environment that allows Team Members to feel highly valued and to be productive and effective in their jobs by maintaining an inclusive environment and healthy work/life balance, which we believe increases Team Member engagement.  Our ongoing emphasis on engagement and inclusion, including our policies, recruitment and selection procedures, onboarding processes, and training efforts, positively builds upon our successful “promote from within” philosophy and growth strategies.

Talent Acquisition, Retention, and Training:

Our Company knows the value of a tenured Team, which is why our philosophy is to “promote from within” first.  As management opportunities arise, we look first within the Company and promote those who have performed well, have the right expertise, and have shown leadership potential before looking outside the Company; however, we augment this philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience, customer service excellence, subject matter expertise, and strong culture fit.  This comprehensive approach increases Team Member commitment and has resulted in a very experienced leadership Team.  As of December 31, 2024, our strong management Team was comprised of 251 senior managers who average 19 years of service, 310 corporate managers who average 13 years of service, and 637 district managers who average 14 years of service.

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists, and other positions required to meet the specific needs of each store.  Each of our 637 district managers has general supervisory responsibility for an average of 10 stores, which provides our stores with strong operational support.

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

Engagement and Inclusion:

At O’Reilly, we are committed to fostering a culture of engagement and inclusion where every individual’s voice is heard, valued, and respected.  We believe in celebrating and embracing the unique perspectives, experiences, and talents that each person brings.  We are dedicated to creating an environment that is free from discrimination, harassment, and bias, and where everyone has equal opportunities to thrive and succeed.  We are committed to recruiting and building strong teams through our robust processes for talent acquisition, ongoing leadership development, and active identification of emerging talent.  We have worked to expand opportunities for all of our Team Members through programs designed to prepare them to take on more responsibilities at every level of the organization.  We firmly believe that promoting from within is a differentiator in leveraging Team Member experience and maximizing engagement across the entire Company.  In order to ensure our engagement and inclusion efforts are successful, we survey our Team Members, provide enhanced, collaborative learning through training and resources, and build network groups, action plans, and programs aimed at improving our work environments for our Team Members and customers.

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

Team Composition:

We recognize that each and every one of our Team Members plays a very important role in our ability to provide outstanding customer service and achieve consistent, successful performance.  As of January 31, 2025, we employed 93,047 Team Members (78,111 full-time Team Members and 14,936 part-time Team Members), of whom 75,940 were employed at our stores, 12,111 were employed at our DCs, and 4,996 were employed at our corporate and regional offices.  Ours is an increasingly technical business creating the need for knowledgeable Professional Parts People, and our ongoing focus on developing a technically proficient Team has resulted in the growth of the mix of our full-time work force, increasing from 65% at January 31, 2020 to 84% at January 31, 2025.  While full-time Professional Parts People play a vital role in our ongoing success, the flexibility of incorporating part-time employment into our work force is also an important component of providing excellent customer service.  Many of our part-time Team Members choose to work at O’Reilly while attending school, or during other transitional periods in their lives, or simply because of their passion for cars and knowledge of auto parts.  Part-time Team Members have the opportunity to become career Professional Parts People because of our “promote from within” philosophy, and many of our leaders today began their careers as part-time Team Members in our stores or distribution centers.

A union represents 465 Team Members in 49 stores in the Greater Bay Area in California and has for many years.  There are 27 Team Members that drive over-the-road trucks in one of our domestic DCs that are also represented by a labor union.  Additionally, two unions represent approximately 1,001 Team Members in Mexico and two unions represent approximately 123 Team Members in Canada.  We consider our current relationship with these unions and union Team Members to be excellent.  With the exception of the previously described Team Members, our Team Members are not represented by labor unions.

Additional information about our Team Member population and human capital management practices can be found in our most recent Environmental, Social, and Governance report, which is available on our website at www.OReillyAuto.com.  The information available on our website, including our Environmental, Social, and Governance report is not, and will not be deemed to be, a part of this annual report on Form 10-K for the year ended December 31, 2024, or incorporated by reference into any of our other filings with the Securities and Exchange Commission.

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

Store Locations and Size:

As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket.  Our domestic stores, on average, carry approximately 23,000 SKUs and average approximately 7,800 total square feet in size.  At December 31, 2024, we had a total of approximately 49 million square feet in our 6,265 domestic stores.  Our stores are served primarily by the nearest DC, which carry over 153,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our 396 Hub stores that average 15,900 square feet in size and carry an average of 55,000 SKUs, with Hubs in select markets carrying further enhanced inventory levels up to approximately 107,000 SKUs.

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

The following table sets forth the geographic distribution and opening and acquisition activity of our stores as of December 31, 2024 and 2023:

	December 31, 2023		2024 Net, New and Acquired Stores		December 31, 2024
				% of Total			Cumulative
	Store	% of Total	Store	Store	Store	% of Total	% of Total
Location	Count	Store Count	Growth	Growth	Count	Store Count	Store Count
Texas	831	13.5%	19	8.5%	850	13.3%	13.3%
California	589	9.6%	15	6.7%	604	9.5%	22.8%
Florida	290	4.7%	10	4.4%	300	4.7%	27.5%
Georgia	235	3.8%	12	5.3%	247	3.9%	31.4%
Illinois	230	3.7%	3	1.4%	233	3.7%	35.1%
North Carolina	220	3.6%	8	3.5%	228	3.6%	38.7%
Ohio	226	3.7%	1	0.5%	227	3.6%	42.3%
Missouri	210	3.4%	5	2.2%	215	3.4%	45.7%
Tennessee	203	3.3%	4	1.8%	207	3.2%	48.9%
Michigan	189	3.1%	—	—%	189	3.0%	51.9%
Indiana	170	2.8%	4	1.8%	174	2.7%	54.6%
Washington	169	2.7%	—	—%	169	2.6%	57.2%
Alabama	162	2.6%	6	2.6%	168	2.6%	59.8%
Arizona	150	2.4%	4	1.8%	154	2.4%	62.2%
Louisiana	148	2.4%	4	1.8%	152	2.4%	64.6%
Wisconsin	141	2.3%	3	1.4%	144	2.3%	66.9%
Minnesota	135	2.2%	3	1.4%	138	2.2%	69.1%
Oklahoma	129	2.1%	7	3.2%	136	2.1%	71.2%
South Carolina	128	2.1%	3	1.4%	131	2.1%	73.3%
Arkansas	122	2.0%	7	3.2%	129	2.0%	75.3%
Colorado	123	2.0%	4	1.8%	127	2.0%	77.3%
Kentucky	110	1.8%	1	0.5%	111	1.7%	79.0%
Virginia	103	1.7%	—	—%	103	1.6%	80.6%
Kansas	88	1.4%	1	0.5%	89	1.4%	82.0%
Mississippi	86	1.4%	1	0.5%	87	1.4%	83.4%
Iowa	83	1.3%	—	—%	83	1.3%	84.7%
Oregon	77	1.3%	2	0.9%	79	1.2%	85.9%
Utah	74	1.2%	4	1.8%	78	1.2%	87.1%
New Mexico	66	1.1%	—	—%	66	1.0%	88.1%
Massachusetts	58	0.9%	4	1.8%	62	1.0%	89.1%
Nevada	60	1.0%	1	0.5%	61	1.0%	90.1%
Idaho	55	0.9%	3	1.4%	58	0.9%	91.0%
Nebraska	53	0.9%	1	0.5%	54	0.8%	91.8%
Pennsylvania	47	0.8%	1	0.5%	48	0.8%	92.6%
New York	31	0.5%	16	7.1%	47	0.7%	93.3%
Connecticut	36	0.6%	2	0.9%	38	0.6%	93.9%
Maine	37	0.6%	—	—%	37	0.6%	94.5%
New Hampshire	37	0.6%	—	—%	37	0.6%	95.1%
Montana	30	0.5%	1	0.5%	31	0.5%	95.6%
West Virginia	24	0.4%	1	0.5%	25	0.4%	96.0%
Vermont	24	0.4%	—	—%	24	0.4%	96.4%
Wyoming	23	0.4%	—	—%	23	0.4%	96.8%
South Dakota	21	0.3%	1	0.5%	22	0.3%	97.1%
Hawaii	19	0.3%	2	0.9%	21	0.3%	97.4%
North Dakota	17	0.3%	1	0.5%	18	0.3%	97.7%
Alaska	16	0.2%	1	0.5%	17	0.2%	97.9%
Rhode Island	16	0.2%	1	0.5%	17	0.2%	98.1%
Maryland	1	—%	2	0.9%	3	—%	98.1%
Total stores by state	6,092	99.0%	169	76.4%	6,261	98.1%

Puerto Rico	3	—%	1	0.5%	4	0.1%	98.2%
Mexico	62	1.0%	25	11.3%	87	1.4%	99.6%
Canada	—	—%	26	11.8%	26	0.4%	100.0%
Total stores	6,157	100.0%	221	100.0%	6,378	100.0%

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

Distribution Centers:

As of December 31, 2024, we operated 31 DCs comprised of approximately 13.1 million operating square feet (see the “Properties” table in Item 2 of this annual report on Form 10-K for more information about DC operating square footage).  Our DCs stock over 153,000 SKUs and most DCs are linked to and have access to multiple other DCs’ inventory.  Our DCs provide five-night-a-week delivery, primarily via a Company-owned fleet, to substantially all of our stores in the continental United States.  In addition, stores within an individual DC’s metropolitan area receive multiple daily deliveries from the DC’s “city counter,” many of which receive this service seven days per week.  Our DCs provide service to not only the stores they service via their city counters but also to strategic Hub locations, which redistribute products to surrounding stores.  Our national Hub store network provides additional service throughout the week, and on weekends, to surrounding stores.

As part of our continuing efforts to enhance our distribution network in 2025, we plan to

●	continue to enhance our distribution network through the engineering, design, expansion, or relocation of new or current DCs;
●	continue to utilize routing software to enhance logistics efficiencies;
●	continue to enhance labor management software to improve DC productivity and overall operating efficiency;
●	continue to refine best practices in all DCs and standardize across the network;
●	make proven, return-on-investment based capital enhancements to material handling equipment in DCs, including conveyor systems, picking modules, lift equipment, and computer hardware;
●	continue to augment our robust distribution network, when and where appropriate, through the use of strategically located Hubs; and
●	invest in our people to continue providing a safe working environment and anchor in our people first and always model.

Hub Stores:

We currently operate a total of 396 strategically located Hub stores.  In addition to serving DIY and professional service provider customers in their markets, Hub stores also provide delivery service to our other stores within the surrounding area and access to an expanded selection of SKUs on a same-day basis.  Our Hub store network consists of 396 Hubs that average approximately 15,900 square feet and carry an average of 55,000 SKUs, with Hubs in select markets carrying further enhanced inventory levels up to approximately 107,000 SKUs.

Products and Purchasing

Our stores offer DIY and professional service provider customers a wide selection of products for domestic and imported automobiles, vans, and trucks.  Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products, such as AC Delco, Armor All, Bosch, Castrol, Denso, Dorman, Fel-Pro, Gates Rubber, Lucas Oil, Mobil1, Monroe, NGK, Pennzoil, Prestone, Standard, STP, Turtle Wax, Valvoline, and Wix, and a wide selection of quality proprietary private label products, which span the entire good, better, and best value spectrum, under our BesTest®, BrakeBest®, Cartek®, Import Direct®, MasterPro®, MicroGard®, Murray®, Omnispark®, O’Reilly Auto Parts®, Precision®, PowerTorque®, SuperStart®, Syntec®, and Ultima® brands.  Our proprietary private label products are produced by respected automotive manufacturers, meet or exceed original equipment manufacturer specifications, and consist of house brands and nationally recognized proprietary brands, which we have acquired or developed over time.  Our “good” proprietary brands provide a great combination of quality and value, a characteristic important to our DIY customers, while our “better” and “best” proprietary brands offer options for our more heavy-duty DIY customers, as well as our professional service provider customers, who often prefer higher quality products that can be relied upon to support and grow their businesses.

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

We purchase automotive products in substantial quantities from over 645 suppliers, the five largest of which accounted for approximately 26% of our total purchases in 2024.  Our largest supplier in 2024 accounted for approximately 8% of our total purchases and the next four largest suppliers each accounted for approximately 3% to 6% of our total purchases.

Marketing

Retail and Online Marketing:

Our integrated marketing strategy and Omnichannel efforts include national media channels, in-store, digital, and social media activation, as well as personalized experiences through e-mail and text messaging and marketing the O’Reilly brand through automotive event sponsorships and on-site appearances throughout the country.  Our O’Rewards loyalty program encourages repeat customers, as they accumulate points from their O’Reilly purchases that are redeemable for rewards at various purchase levels.  Our marketing efforts also target the Spanish-speaking market through broadcast media, print, and sports marketing, as well as sponsorships of local and regional events.

Professional Marketing:

To develop our continued relationships with professional service providers and installers, we employ Territory Sales Managers in all major markets to ensure complete sales territory coverage and personalized service for professional customers.  Flyers, quick reference guides, and catalogs are distributed on a regular basis to all professional service providers, including paint and body shops and fleet maintenance customers to encourage brand and program awareness.  In addition, our professional customer program also offers a proprietary ordering mobile application, business ecommerce platform called www.OReillyPro.com, dedicated Professional Service Specialists in stores, multiple daily deliveries, and access to training opportunities, shop management, maintenance supplies, and the Certified Auto Repair program, which offers professional service providers with the business tools they need to profitably grow and market their business.

INDUSTRY ENVIRONMENT

The automotive aftermarket industry includes all products and services purchased for light and heavy-duty vehicles after the original sale.  The total size of the U.S. automotive aftermarket is estimated to be approximately $414 billion, according to the Auto Care Association.  This market is made up of four segments:  labor share of professional service provider sales, auto parts share of professional service provider sales, DIY sales, and tire sales.  We estimate that O’Reilly’s U.S. addressable market within this industry is approximately $150 billion to $160 billion, which includes the auto parts share of professional service provider sales at wholesale and DIY sales at retail.  We do not sell tires or perform for-fee automotive repairs or installations.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Brad Beckham, age 46, Chief Executive Officer, has been an O’Reilly Team Member for 28 years.  Mr. Beckham’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Divisional Vice President, Vice President of Eastern Store Operations and Sales, Senior Vice President of Eastern Store Operations and Sales, Senior Vice President of Central Store Operations, Executive Vice President of Store Operations and Sales, Executive Vice President and Chief Operating Officer, and Co-President.  Mr. Beckham has held the position of Chief Executive Officer since January of 2024.

Brent G. Kirby, age 56, President, has been an O’Reilly Team Member for six years.  Mr. Kirby’s primary areas of responsibility are Merchandise, Distribution, Logistics, Inventory Management, Pricing, Store Design, Marketing, Advertising/Marketing, Electronic Catalog, Customer Satisfaction, Omnichannel, and Information Technology.  Mr. Kirby began his retail career of over 35 years with Lowe’s Companies, Inc. (“Lowe’s”) as a hardware associate and progressed through various positions at the store, district and, regional levels before being promoted to Senior Vice President of Store Operations and later Chief Omnichannel Officer.  In 2018, Mr. Kirby’s O’Reilly career began as Senior Vice President of Omnichannel and progressed through the roles of Executive Vice President of Supply Chain, Executive Vice President and Chief Supply Chain Officer, and Co-President.  Mr. Kirby has held the position of President since January of 2024.

Jeremy Fletcher, age 47, Executive Vice President and Chief Financial Officer, has been an O’Reilly Team Member for 19 years.  Mr. Fletcher’s primary areas of responsibility are Finance, Accounting, Credit and Collections, Financial Planning, Tax, Treasury, Investor Relations, Legal, Risk Management, and Loss Prevention.  Mr. Fletcher’s O’Reilly career began as the Financial Reporting and Budgeting Manager and progressed through the roles of Director of Finance, Vice President of Finance and Controller, and Senior Vice President of Finance and Controller.  Prior to joining O’Reilly, Mr. Fletcher worked as a Certified Public Accountant in public practice and in a financial reporting and planning role for a Fortune 1000 corporation.  Mr. Fletcher has held the position of Executive Vice President and Chief Financial Officer since 2022.

Scott R. Ross, age 59, Executive Vice President and Chief Information Officer, has been an O’Reilly Team Member since October 2023.  Mr. Ross’s primary area of responsibility is Information Technology.  Mr. Ross has more than 30 years of information technology experience.  Mr. Ross’s career includes information technology positions with Mobil Oil and L.L. Bean, Inc.  Mr. Ross held positions of Vice President of Enterprise Architecture and Vice President of International and Business Development before being promoted to Senior Vice President of IT Omnichannel Technology at Lowe’s Companies, Inc.  Prior to joining O’Reilly, Mr. Ross held the title of President of Saks Cloud Services at Hudson’s Bay Company and subsidiaries.  In 2023, Mr. Ross joined O’Reilly as Executive Vice President and Chief Information Officer and has held this position since that time.

Jason Tarrant, age 44, Executive Vice President of Store Operations and Sales, has been an O’Reilly Team Member for 23 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Tarrant’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s U.S. store operations.  Mr. Tarrant’s O’Reilly career began as a Parts Specialist and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Field Sales Manager, Regional Manager, Divisional Vice President, and Senior Vice President of Western Store Operations and Sales.  Mr. Tarrant has held the position of Executive Vice President of Store Operations and Sales since February of 2024.

Tamara F. Conn, age 54, Senior Vice President of Legal and General Counsel, has been an O’Reilly Team Member for 16 years.  Ms. Conn’s primary areas of responsibility are Legal, Risk Management, ESG, and Internal Audit.  Ms. Conn’s O’Reilly career began as Legal Counsel and progressed through the roles of Associate General Counsel, Director of Legal Services and Associate General Counsel, and Deputy General Counsel and Vice President of Legal Services.  Prior to joining O’Reilly, Ms. Conn worked in a private civil defense trial practice.  Ms. Conn has held the position of Senior Vice President of Legal and General Counsel since 2023.

Robert Dumas, age 51, Senior Vice President of Southeast Store Operations and Sales, has been an O’Reilly Team Member for 33 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Dumas’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s southeast U.S. store operations.  Mr. Dumas’s O’Reilly career began as a Parts Specialist and progressed through the roles of Installer Service Specialist, Night Manager, Associate Manager, Store Manager, District Manager, Regional Manager, and Divisional Vice President.  Mr. Dumas has held the position of Senior Vice President of Eastern Store Operations and Sales since 2016.

Larry Gray, age 53, Senior Vice President of Inventory Management, has been an O’Reilly Team Member for 33 years.  Mr. Gray’s primary areas of responsibility are Inventory Control, Purchasing, and Store Design.  Mr. Gray’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Distribution Center Supervisor, Operations Manager, Distribution Center Manager, Director of Distribution Center Operations Support, Regional Distribution Center Director, Vice President of Eastern Distribution Operations, Senior Director of Inventory Management, and Vice President of Inventory Management.  Mr. Gray has held the position of Senior Vice President of Inventory Management since 2023.

Philip M. Hopper, age 43, Senior Vice President of Real Estate and Expansion, has been an O’Reilly Team Member for 13 years.  Mr. Hopper’s primary areas of responsibility are Real Estate, Expansions, Acquisitions, and Property Management.  Mr. Hopper’s O’Reilly career began as Real Estate Counsel and progressed through the roles of Director of Property Management, Vice President of Real Estate Expansion and Property Management, and Vice President of Real Estate Development.  Mr. Hopper has held the position of Senior Vice President of Real Estate and Expansion since 2022.

Justin Kale, age 49, Senior Vice President of Central Operations and Sales, has been an O’Reilly Team Member for 29 years.  Mr. Kale’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s central U.S. store operations.  Mr. Kale’s O’Reilly career began as a Delivery Driver and progressed through the roles of Parts Specialist, Assistant Store Manager, Store Manager, District Manager, Regional Director, and Central Division Vice President.  Mr. Kale has held the position of Senior Vice President of Central Operations and Sales since July of 2024.

Jeffery T. Loafman, age 55, Senior Vice President of Distribution Operations, has been an O’Reilly Team Member since April 2023.  Mr. Loafman’s primary areas of responsibility are Distribution Operations and Logistics.  Mr. Loafman began his career of over 20 years with Walmart, Inc. (“Walmart”) working in distribution and held various positions including Operations Manager, Distribution Center General Manager, Senior Director of Distribution, and Vice President of International Distribution Operations.  Prior to joining O’Reilly, Mr. Loafman served as Divisional Vice President for the U.S. Supply Chain for Walmart.  In 2023, Mr. Loafman joined O’Reilly as Senior Vice President of Distribution Operations and has held this position since that time.

Chris Mancini, age 47, Senior Vice President of Store Operations, has been an O’Reilly Team Member for 21 years.  Mr. Mancini’s primary areas of responsibility are Store Operations and Retail Systems, Professional Sales, and Jobber Sales.  Mr. Mancini’s O’Reilly career began as an Installer Service Specialist and progressed through the roles of Store Manager, District Manager, Regional Director, Mid-Atlantic Division Vice President, Western Division Vice President, and Senior Vice President of Central Store Operations and Sales.  Mr. Mancini has held the position of Senior Vice President of Store Operations and Sales since 2022.

Mark J. Merz, age 53, Senior Vice President of International, has been an O’Reilly Team Member for 17 years.  Mr. Merz’s primary area of responsibility is International Development.  Mr. Merz’s O’Reilly career began as a Senior Accountant and progressed through the roles of External Reporting and Investor Relations Manager, Director of External Reporting and Investor Relations, Vice President of Investor Relations, Financial Reporting, and Planning, and Senior Vice President of Finance.  Prior to joining O’Reilly, Mr. Merz worked for nine years as a Controller for a privately held company.  Mr. Merz has held the position of Senior Vice President of International since October of 2024.

Jose Montellano, age 42, Senior Vice President of Western Operations and Sales, has been an O’Reilly Team Member for 17 years.  Mr. Montellano’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s western U.S. store operations.  Mr. Montellano’s O’Reilly career began as a Store Manager and progressed through the roles of District Manager, Regional Director, and Southern California Division Vice President.  Mr. Montellano has held the position of Senior Vice President of Western Operations and Sales since March of 2024.

Ramon Odems, age 48, Senior Vice President of Northeast Operations and Sales, has been an O’Reilly Team Member for 31 years.  Mr. Odems’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s northeast U.S. store operations.  Mr. Odems’s O’Reilly career began as a Stocker and progressed through the roles of Parts Specialist, Assistant Store Manager, Store Manager, District Manager, Regional Director, and Great Lakes Division Vice President.  Mr. Odems has held the position of Senior Vice President of Northeast Operations and Sales since July of 2024.

Shari Reaves, age 54, Senior Vice President of Human Resources and Training, has been an O’Reilly Team Member for 31 years.  Ms. Reaves’s primary areas of responsibility are Human Resources and Training.  Ms. Reaves’s O’Reilly career began as an Employment Coordinator and progressed through the roles of Benefits Coordinator, Benefits Supervisor, Benefits Manager, Director of Benefits, Senior Director of Benefits and Payroll, and Vice President of Human Resources.  Ms. Reaves has held the position of Senior Vice President of Human Resources and Training since February of 2024.

David Wilbanks, age 53, Senior Vice President of Merchandise, has been an O’Reilly Team Member for 12 years.  Mr. Wilbanks’s primary areas of responsibility are Merchandise and Pricing.  Mr. Wilbanks has over 35 years of experience in the automotive aftermarket industry.  Mr. Wilbanks’s career began as a counter technician for an independent jobber and progressed to becoming an ASE Certified Master Technician for an automotive dealership, before accepting a position with AutoZone, Inc. (“AutoZone”).  Mr. Wilbanks served AutoZone for twelve years as a financial analyst, Category Manager, and Director of Merchandise.  In 2012, Mr. Wilbanks joined O’Reilly as Vice President of Merchandise and has held the position of Senior Vice President of Merchandise since 2016.

SERVICE MARKS AND TRADEMARKS

We have registered, acquired, and/or been assigned the following service marks and trademarks in the United States:  BENNETT AUTO SUPPLY®; BESTEST®; BETTER PARTS. BETTER PRICES.®; BETTER PARTS, BETTER PRICES....EVERYDAY!®; BETTER PARTS. BETTER PRICES. BETTER SERVICE.®; BOND AUTO PARTS®; BRAKEBEST®; BRAKEBEST HD®; BRAKEBEST SELECT®; BRAKEBEST SELECT PRO®; CARTEK®; CARTEK PRO®; CERTIFIED AUTO REPAIR®; CHECKER AUTO PARTS®; CUSTOMIZE YOUR RIDE®; DEPENDABILITY YOU CAN COUNT ON®; DO IT RIGHT DEALS®; EARN POINTS EVERY WAY YOU SHOP®; FIRST CALL®; FLEET & HEAVY DUTY PROFESSIONAL PARTS PEOPLE®; FORMULATED FOR TODAY’S ENGINES®; FRIENDLIEST PARTS STORE IN TOWN®; FROM OUR STORE TO YOUR DOOR®; IMPORT DIRECT®; IMPORT DIRECT OE REPLACEMENT PARTS®; KRAGEN AUTO PARTS®; MASTER PRO®; MASTER PRO REFINISHING®; MASTERPRO SELECT®; MASTERPRO UNDERCAR®; MICROGARD®; MICROGARD HEPA®; MICROGARD SELECT®; MURRAY®; MURRAY CLIMATE CONTROL®; MURRAY TEMPERATURE CONTROL®; MURRAY’S MASCOT® (Design only); MURRAY PLUS®; MURRAY ULTRA®; MURRAY’S AUTO PARTS®; O LOW PRICE GUARANTEE! ®;  O® (Shamrock inside of “O”); OMNISPARK®; O’REILLY®; O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; O’REILLY AUTO PARTS®; O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®; O’REILLY AUTOMOTIVE®; O’REILLY O’REWARDS®; O’REILLY PARTS PAYOFF® (design only); O’REILLY SELECT®; O’REILLY VERISCAN®; O’REWARDS®; ORIGINAL BRAND PROXONE EST. 2007®; PARTS CITY®; PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; PARTS CITY AUTO PARTS®; PARTS FOR YOUR CAR WHEREVER YOU ARE®; PARTS PAYOFF®; POWER PERFORMANCE RELIABILITY®; POWER TORQUE®; PRECISION®; PRECISION HUB ASSEMBLIES®; PROFESSIONAL PARTS PEOPLE®; PROFESIONALES EN AUTOPARTES®; PROTECTION YOU CAN TRUST®; QUIETECH®; REAL WORLD TRAINING®; ¡SIGUE ADELANTE CON O’REILLY!®; SCHUCK’S AUTO SUPPLY®; SUPER START®; SYNTEC®; TOOLBOX®; ULTIMA®; ULTIMA SELECT®; ULTIMA SELECT MOTOR PRODUCTS®; VERISCAN®; WORK AT THE O®; and X® (design mark associated with PRECISION).  Some of the service marks and trademarks listed above may also have a design associated therewith.  Each of the service marks and trademarks are in duration for as long as we continue to use and seek renewal of such marks.  The above list includes only the trademarks and service marks that are currently and validly registered with the United States Patent and Trademark Office.  It does not include trademarks or service marks which may also be in use, but are not yet registered or trademarks or service marks used and/or registered in other countries.  Except for the trademarks and service marks listed or referred to in this Item 1, we believe that our business is not dependent upon any patent, trademark, service mark, or copyright.

Solely for convenience, our service marks and trademarks may appear in this report without the ® or ™ symbol, which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these service marks and trademarks.

AVAILABLE INFORMATION

Our Internet address is www.OReillyAuto.com.  Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website at www.sec.gov and searching with our ticker symbol “ORLY.”  Such reports are generally available the day they are filed.  Upon request, we will furnish interested readers a paper copy of such reports free of charge by contacting our Investor Relations team, at 233 South Patterson Avenue, Springfield, Missouri, 65802.

Investors and others should note that we use our website to communicate with our investors and the public about the Company, its products, and other matters, and from time to time we may announce material information through our website.  Therefore, we encourage investors, the media and others interested in the Company to monitor and review the information we make available on our website.

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

We believe our Company has built an excellent reputation as a leading retailer in the automotive aftermarket industry.  We believe our continued success depends, in part, on our ability to preserve, grow, and leverage the value of our brand.  Our reputation is based, in part, on perceptions of subjective qualities; negative publicity involving the Company, our merchandise or our industry in general that erode customer trust or confidence could adversely affect our reputation and business.  Failure to comply with ethical, social, product, labor, health and safety, accounting or environmental standards, or existing or future laws or regulations, as well as failure or perceived failure to achieve or make progress with environmental, social, and governance goals, could also jeopardize our reputation and potentially lead to various adverse actions from consumer or environmental groups, employees, or regulatory bodies, which could require us to incur substantial legal fees and costs.  In addition, negative claims or publicity, including the availability of information and opinions on social media, as its impact is immediate, could adversely affect our reputation.  The opportunity for the rapid dissemination of information, including inaccurate and inflammatory information and opinions, is virtually limitless and easily accessible.  Damage to our reputation or loss of consumer confidence for any of these or other reasons could have an adverse effect on our business, results of operations, financial condition, or cash flows, as well as require additional resources to rebuild our reputation.

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

We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future.  Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning, and other issues related to new store site development, the availability of qualified management personnel, and general business and economic conditions.  We cannot be sure that our growth plans for 2025 and beyond will be achieved.  Failure to achieve our growth objectives may negatively impact the trading price of our common stock.  For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

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

We are, and in the future may become, involved in lawsuits, including litigation relating to motor vehicle accidents incurred through the operation of our large vehicle fleet, regulatory inquiries, and governmental and other legal proceedings, arising out of the ordinary course of our business.  The damages sought against us in some of these litigation proceedings may be material and may adversely affect our business, results of operations, financial condition, and cash flows.

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

New laws, statutes, rules, regulations, or ordinances, including as a result of executive orders, could harm our business, results of operations, and financial condition.  In addition, existing laws, statutes, rules, regulations, or ordinances, including those related to tax, could be interpreted, changed, modified, or applied adversely to us, which could adversely impact our costs directly or indirectly through our suppliers and have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

We execute a comprehensive approach to cybersecurity risk management, helping ensure the data customers and other stakeholders entrust to us remains safe and secure.  Our board of directors (the “Board”), Compliance Committee, and Information Security Program leaders are actively involved in the oversight of our cybersecurity risk management program.  As described in more detail below, we have established standards, policies, practices, and processes focused on identifying, assessing, managing, mitigating, and responding to material risks from cybersecurity threats.  To date, the Company is not aware of risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategies, results of operations, financial condition, or cash flows.  However, while we have devoted financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure, we cannot provide absolute assurance that any potential future cybersecurity threats or incidents will not materially affect us or our business strategies, results of operations, financial condition, or cash flows.  For further discussion on cybersecurity related risks, see the “Risk Factors” section of Item 1A of this annual report on Form 10-K.

RISK MANAGEMENT AND STRATEGY

We execute a holistic approach to our standards, policies, practices, and processes for identifying, assessing, managing, mitigating, and responding to material risks from cybersecurity threats, all of which are integrated into our overall risk management program.  Our cybersecurity program is guided by industry-wide recognized standards, including The National Institute of Standards and Technology (NIST) Cybersecurity Framework.

We have implemented best practices and established numerous programs and controls to reduce cybersecurity risk.  Our Information Security Program includes physical, administrative, and technical safeguards.  Some key components of the Information Security Program include:

●	Security awareness training for Team Members.
●	A dedicated security operations team to monitor, analyze, and respond to security threats.
●	Security governance to manage and maintain security processes.
●	Intrusion, detection, and prevention systems.
●	A vulnerability management program to identify and remediate security liabilities.
●	A configuration management program to harden systems based on industry standards.
●	Industry-leading email security, endpoint detection, and response platforms.
●	Threat intelligence from multiple resources to identify and anticipate emerging threats.
●	Network and web application firewalls.
●	Identity security to include multi-factor authentication.
●	Network segmentation to isolate and safeguard critical systems and sensitive data.

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

GOVERNANCE

Board Oversight

Our Board, in coordination with the Audit Committee, oversees our management of cybersecurity risk.  The Board receives regular reports from management about the prevention, detection, assessment, mitigation, and remediation of cybersecurity risks and incidents, including analysis of material security risks or information security vulnerabilities.  Our Audit Committee directly oversees our Information Security Program.  The Audit Committee is composed of Board members with a broad range of expertise, including risk management, technology, and finance experience, which provides them with the necessary qualifications to effectively oversee cybersecurity risks.  The Audit Committee receives on a quarterly basis, or as needed, comprehensive updates from management on cybersecurity risks, including risk assessments, cybersecurity maturity assessments, progress of risk reduction initiatives, enhancements to cybersecurity programs and initiatives, business continuity planning, PCI compliance, any relevant internal or industry cybersecurity incidents, and compliance with regulatory requirements and industry standards, as applicable.

Management’s Role

A cross-functional Compliance Committee comprised of O’Reilly executive and senior leadership, including our Chief Information Officer (“CIO”), has responsibility for assessing and managing material cybersecurity risks and oversees our enterprise security, privacy, and risk priorities, including ensuring alignment on security decisions across the Company.  The Compliance Committee meets quarterly, or as needed, to review security performance metrics, identify security risks, assess the status of approved security enhancements, and discuss future changes necessary to execute best practice, among other items.  The Compliance Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies to senior management.  We have an established escalation process to help ensure senior management and the Board are timely informed of any potential cybersecurity issues or incidents.  Our comprehensive monitoring, analysis, response, and communication protocols are designed to ensure the highest level of management is informed of cybersecurity risks and that the Board has comprehensive oversight and information necessary to provide guidance on critical cybersecurity issues.

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

Item 2. Properties

Stores, Distribution Centers, and Other Properties:

Of the 6,378 stores we operated at December 31, 2024, 2,658 stores were owned, 3,650 stores were leased from unaffiliated parties, and 70 stores were leased from entities that include one or more of our affiliated directors or members of their immediate family.  Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance, and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option.  We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby.  Such master lease agreements with two of the five affiliated entities have been modified to extend the term of the lease agreement for specific stores.  The master lease agreements or modifications thereto expire on dates ranging from February 28, 2025, to December 31, 2029.  We believe that the lease agreements with the affiliated entities are on terms comparable to those of third parties.  See Note 17 “Related Parties” to the Consolidated Financial Statements for further information on master lease agreements.

The following table provides information regarding our DCs in operation as of December 31, 2024:

			Operating Square Footage (1)
Principal Use	Nature of Occupancy	Number of Locations	(in thousands)
Distribution center	Owned	23	10,129
Distribution center	Leased (2)	8	3,155
Total		31	13,284
(1)	DC operating square footage includes floor and mezzanine operating square footage and excludes subleased square footage.
(2)	Terms expiring on dates ranging from December 31, 2027, to August 31, 2042.

In addition, we operate 11 satellite warehouses in Mexico and Canada; these facilities do not provide regular stock order replenishment to stores and are immaterial in the aggregate.  During 2024, we relocated our Springfield DC and Atlanta DC to larger more efficient facilities, which increased store servicing capabilities, and we completed the conversion of our North Little Rock DC facility into a large Hub.   Further enhancing our distribution capabilities, we plan to open a new DC in Stafford, Virginia in 2025, adding additional store servicing capabilities to our distribution network.

We believe that our present facilities are in good condition, are sufficiently insured, and are adequate for the conduct of our current operations.  Including our planned DC expansion project discussed above, our total DC network provides a growth capacity of approximately 500 to 650 domestic stores.  We believe the growth capacity in our DCs will provide us with the DC infrastructure needed for near-term expansion.  However, as we expand our geographic footprint, we will continue to evaluate our existing distribution system infrastructure and will adjust our distribution system capacity as needed to support our future growth.

Our corporate office operations occur primarily in Springfield, Missouri, and as of December 31, 2024, the total square footage for our corporate office operations was 0.6 million square feet, substantially all of which was owned.

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

As of February 13, 2025, the Company had approximately 1,107,000 shareholders of common stock based on the number of holders of record and an estimate of individual participants represented by security position listings.

Sales of Unregistered Securities:

There were no sales of unregistered securities during the year ended December 31, 2024.

Issuer Purchases of Equity Securities:

The following table identifies all repurchases during the fourth quarter ended December 31, 2024, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share price data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
October 1, 2024, to October 31, 2024	100	$1,177.24	100	$850,341
November 1, 2024, to November 30, 2024	156	1,201.48	156	2,663,071
December 1, 2024, to December 31, 2024	135	1,236.50	135	$2,495,691
Total as of December 31, 2024	391	$1,207.43	391
(1)	The authorizations under the share repurchase program that currently have capacity are scheduled to expire on November 16, 2026, and November 22, 2027. No other share repurchase programs existed during the twelve months ended December 31, 2024. See Note 12 “Share Repurchase Program” to the Consolidated Financial Statements for further information on our share repurchases.

Stock Performance Graph:

The graph below shows the cumulative total shareholder return assuming the investment of $100, on December 31, 2019, and the reinvestment of dividends thereafter, if any, in the Company’s common stock versus the Standard and Poor’s S&P 500 Retail Index (“S&P 500 Retail Index”) and the Standard and Poor’s S&P 500 Index (“S&P 500”).

$300
$250
$200
$150
$100
Dec. 31, 2019
Dec. 31, 2020
Dec. 31, 2021
Dec. 31, 2022
Dec. 31, 2023
Dec. 31, 2024
O’Reilly Automotive, Inc.
S&P 500 Retail Index
S&P 500

	December 31,
Company/Index	2019	2020	2021	2022	2023	2024
O’Reilly Automotive, Inc.	$100	$103	$161	$193	$217	$271
S&P 500 Retail Index	100	145	173	112	159	210
S&P 500	$100	$116	$148	$119	$148	$182

Item 6.  [Reserved]

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity, and certain other factors that may affect our future results, including

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the years ended December 31, 2024 and 2023;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information, forward-looking statements, and other risk factors included elsewhere in this annual report.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States, Puerto Rico, Mexico, and Canada.  We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our goal is to achieve growth in sales and profitability by capitalizing on our competitive advantages, such as our dual market strategy, superior customer service provided by well-trained and technically proficient Team Members, and strategic distribution and hub store network that provides same day and over-night inventory access for our stores to offer a broad selection of product offerings.  The successful execution of our growth strategy includes aggressively opening new stores, growing sales in existing stores, continually enhancing merchandising and store layouts, and implementing our Omnichannel initiatives.  As of December 31, 2024, we operated 6,265 stores in 48 U.S. states and Puerto Rico, 87 stores in Mexico, and 26 stores in Canada.

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

Number of Miles Driven:

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. increased 0.9% and 2.1% in 2022, and 2023, respectively, and year-to-date through November of 2024, miles driven increased 1.0%.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet:

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Auto Care Association, the total number of registered vehicles increased 14.2% from 2013 to 2023, bringing the number of light vehicles on the road to 284 million by the end of 2023.  For the year ended December 31, 2024, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 16.8 million vehicles, contributing to the continued growth in the total number of registered vehicles on the road.  From 2013 to 2023, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 10.6%, from 11.3 years in 2013 to 12.5 years in 2023.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from the current environment of elevated new and used vehicle prices, as consumers are more willing to continue to invest in their current vehicle.

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

RESULTS OF OPERATIONS

The table below compares the Company’s selected financial data over a ten-year period:

Year ended December 31,	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015
(In thousands, except per share, Team Members, stores and ratio data)

SELECT INCOME STATEMENT RELATED DATA:

Percentage increase in comparable store sales (a)(b)	2.9%	7.9%	6.4%	13.3%	10.9%	4.0%	3.8%	1.4%	4.8%	7.5%
Sales ($)	16,708,479	15,812,250	14,409,860	13,327,563	11,604,493	10,149,985	9,536,428	8,977,726	8,593,096	7,966,674
Gross profit	8,554,489	8,104,803	7,381,706	7,019,949	6,085,692	5,394,691	5,039,966	4,720,683	4,509,011	4,162,643
Operating income	3,251,157	3,186,376	2,954,491	2,917,168	2,419,336	1,920,726	1,815,184	1,725,400	1,699,206	1,514,021
Net income ($) (c)(d)	2,386,680	2,346,581	2,172,650	2,164,685	1,752,302	1,391,042	1,324,487	1,133,804	1,037,691	931,216
Earnings per share – basic ($)	40.91	38.80	33.75	31.39	23.74	18.07	16.27	12.82	10.87	9.32
Earnings per share – assuming dilution ($) (c)(d)	40.66	38.47	33.44	31.10	23.53	17.88	16.10	12.67	10.73	9.17

SELECT BALANCE SHEET AND CASH FLOW RELATED DATA:
Total assets ($)	14,893,741	13,872,995	12,627,979	11,718,707	11,596,642	10,717,160	7,980,789	7,571,885	7,204,189	6,676,684
Total debt ($)	5,520,932	5,570,125	4,371,653	3,826,978	4,123,217	3,890,527	3,417,122	2,978,390	1,887,019	1,390,018
Shareholders’ (deficit) equity ($) (c)	(1,370,961)	(1,739,278)	(1,060,752)	(66,423)	140,258	397,340	353,667	653,046	1,627,136	1,961,314
Inventory turnover (e)	1.7	1.7	1.7	1.7	1.5	1.4	1.4	1.4	1.5	1.5
Accounts payable to inventory (f)	128.0%	130.8%	134.9%	127.4%	114.5%	104.4%	105.7%	106.0%	105.7%	99.1%
Cash provided by operating activities ($) (g)	3,049,576	3,034,084	3,148,250	3,207,310	2,836,603	1,708,479	1,727,555	1,403,687	1,510,713	1,345,488
Capital expenditures ($)	1,023,387	1,006,264	563,342	442,853	465,579	628,057	504,268	465,940	476,344	414,020
Free cash flow ($) (g)(h)	1,987,808	1,987,720	2,371,123	2,548,922	2,189,995	1,020,649	1,188,584	889,059	978,375	868,390

SELECT OPERATING DATA:

Number of Team Members at year end	93,176	90,189	87,377	82,852	77,654	82,484	78,882	75,552	74,580	71,621
Total number of stores at year end (i)(j)(k)	6,378	6,157	5,971	5,784	5,616	5,460	5,219	5,019	4,829	4,571
Number of domestic stores at year end (i)	6,265	6,095	5,929	5,759	5,594	5,439	5,219	5,019	4,829	4,571
Number of Mexico stores at year end (j)	87	62	42	25	22	21	—	—	—	—
Number of Canada stores at year end (k)	26	—	—	—	—	—	—	—	—	—
Store square footage at year end (a)(l)	48,809	46,681	44,604	43,185	41,668	40,227	38,455	36,685	35,123	33,148
Sales per weighted-average store ($) (a)(m)	2,642	2,578	2,415	2,298	2,057	1,881	1,842	1,807	1,826	1,769
Sales per weighted-average square foot ($) (a)(l)(n)	342	340	322	307	277	255	251	248	251	244

(a)	Represents O’Reilly’s U.S. and Puerto Rico operations only.
(b)

Comparable store sales are calculated based on the change in sales of U.S. stores open at least one year and excludes sales of specialty machinery, sales to independent parts stores, sales to Team Members, and sales from Leap Day during the years ended December 31, 2024, 2020, and 2016.  Online sales, resulting from ship-to-home orders and pick-up-in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation.

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

(f)	Accounts payable to inventory is calculated as accounts payable divided by inventory.

(g)

Certain prior period amounts have been reclassified to conform to current period presentation, due to the Company’s adoption of a new accounting standard during the first quarter ended March 31, 2017.  See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2017, for more information.

(h)

Free cash flow is calculated as net cash provided by operating activities less capital expenditures, excess tax benefit from share-based compensation payments, and (return of)/investment in tax credit equity investments for the period.

(i)

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

(j)

In 2019, the Company acquired Mayoreo de Autopartes y Aceites, S.A. de C.V.  (“Mayasa”), which added 21 stores to the O’Reilly store count.  Financial results for this acquired company have been included in the Company’s consolidated financial statements beginning from the date of the acquisition.

(k)

In January of 2024, the Company acquired Groupe Del Vasto (“Vast Auto”), which added 23 stores to the O’Reilly store count.  Financial results for this acquired company have been included in the Company’s consolidated financial statements beginning from the date of the acquisition.

(l)	Square footage includes normal selling, office, stockroom, and receiving space.
(m)	Sales per weighted-average store are weighted to consider the approximate dates of store openings, acquisitions, or closures.
(n)	Sales per weighted-average square foot are weighted to consider the approximate dates of domestic store openings, acquisitions, expansions, or closures.

The following table includes income statement data as a percentage of sales, which is each calculated independently and may not compute to presented totals due to rounding differences, for the years ended December 31, 2024 and 2023:

	For the Year Ended
	December 31,
	2024	2023
Sales	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	48.8	48.7
Gross profit	51.2	51.3
Selling, general and administrative expenses	31.7	31.1
Operating income	19.5	20.2
Interest expense	(1.3)	(1.3)
Interest income	—	0.1
Income before income taxes	18.2	19.0
Provision for income taxes	3.9	4.2
Net income	14.3%	14.8%

2024 Compared to 2023

Sales:

Sales for the year ended December 31, 2024, increased $896 million, or 6%, to $16.71 billion from $15.81 billion for the same period in 2023.  Comparable store sales for stores open at least one year increased 2.9% and 7.9% for the year ended December 31, 2024 and 2023, respectively.  Comparable store sales are calculated based on changes in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, and sales to Team Members, as well as sales from Leap Day in the year ended December 31, 2024.  Online sales, resulting from ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation.  We opened 198 and 186 net, new stores during the year ended December 31, 2024 and 2023, respectively.  Additionally, we began operating 23 stores in Canada from the Vast Auto acquisition during the year ended December 31, 2024.  We anticipate new store growth will be 200 to 210 net, new store openings in 2025.

The increase in sales for the year ended December 31, 2024, was primarily the result of the 2.9% increase in domestic comparable store sales, a $275 million increase in sales from new stores opened in 2023 and 2024 that are not considered comparable stores, sales from the acquired Vast Auto stores, and sales from one additional day due to Leap Day.  Our comparable store sales increase for the year ended December 31, 2024, was driven by an increase in average ticket value for both professional service provider and DIY customers and positive transaction counts from professional service provider customers, partially offset by negative transaction counts from DIY customers.  Average ticket values benefited from inflationary increases in average selling prices, as compared to the same period in 2023.  Average ticket values also continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  The decrease in DIY customer transaction counts was driven by decrease in repair frequency and pressured consumer spending on discretionary categories.

See Note 2 “Business Combination” to the Consolidated Financial Statements for further information concerning the recent acquisition of Vast Auto.  See Note 14 “Revenue” to the Consolidated Financial Statements for further information concerning the Company’s sales.

Gross Profit:

Gross profit for the year ended December 31, 2024, increased 6% to $8.55 billion (or 51.2% of sales) from $8.10 billion (or 51.3% of sales) for the same period in 2023.  The increase in gross profit dollars for the year ended December 31, 2024, was primarily the result of increase in comparable store sales at existing stores, sales from new and acquired stores, and one additional day due to Leap Day.  The decrease in gross profit as a percentage of sales for the year ended December 31, 2024, was due to the inclusion of the lower gross margin sales from the acquired Vast Auto business and a greater percentage of our total sales mix being generated from professional service provider customers, which carry a lower gross margin than DIY sales, partially offset by improved acquisition costs.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2024, increased 8% to $5.30 billion (or 31.7% of sales) from $4.92 billion (or 31.1% of sales) for the same period in 2023.  The increase in total SG&A dollars for the year ended December 31, 2024, was the result of additional Team Members and vehicles to support our increased sales and store count, an additional charge to adjust self-insurance reserves for historical auto liability claims, SG&A associated with the Vast Auto operations, and one additional day due to Leap Day.  The increase in SG&A as a percentage of sales for the year ended December 31, 2024, was principally due to the self-insurance reserve adjustment, depreciation costs for accelerated refreshment of store related capital expenditures, and information technology investments.

Operating Income:

As a result of the impacts discussed above, operating income for the year ended December 31, 2024, increased 2% to $3.25 billion (or 19.5% of sales) from $3.19 billion (or 20.2% of sales) for the same period in 2023.

Other Income and Expense:

Total other expense for the year ended December 31, 2024, increased 13% to $206 million (or 1.2% of sales), from $182 million (or 1.1% of sales) for the same period in 2023.  The increase in total other expense for the year ended December 31, 2024, was the result of increased interest expense on higher average outstanding borrowings, as compared to a decrease in the same period in 2023.  See Note 10 “Financing” to the Consolidated Financial Statements for further information concerning the Company’s borrowings.  See Note 4 “Fair Value Measurements” to the Consolidated Financial Statements for further information concerning the Company’s trading securities.

Income Taxes:

Our provision for income taxes for the year ended December 31, 2024, was flat at $658 million compared to the same period in 2023.  Our effective tax rate for the year ended December 31, 2024, decreased to 21.6% from 21.9% for the same period in 2023.  The decrease in our effective tax rate for the year ended December 31, 2024, was primarily the result of a greater benefit from renewable energy tax credits and higher excess tax benefits from share-based compensation.  See Note 18 “Income Taxes” to the Consolidated Financial Statements for further information concerning the Company’s income taxes.

Net Income:

As a result of the impacts discussed above, net income for the year ended December 31, 2024, increased to $2.39 billion (or 14.3% of sales), from $2.35 billion (or 14.8% of sales) for the same period in 2023.

Earnings Per Share:

Our diluted earnings per common share for the year ended December 31, 2024, increased 6% to $40.66 on 59 million shares from $38.47 on 61 million shares for the same period in 2023.

2023 Compared to 2022

A discussion of the changes in our results of operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “ORLY” or at our internet address, www.OReillyAuto.com, by clicking “Investor Relations” located at the bottom of the page.

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

Our material contractual cash obligations as of December 31, 2024, included commitments for short and long-term debt arrangements and interest payments related to long-term debt, future minimum payments under non-cancelable lease arrangements, self-insurance reserves, projected obligations related to future payments under the Company’s nonqualified deferred compensation plan, purchase obligations for construction contract commitments, uncertain tax positions and associated estimated interest and penalties, payments for certain deferred income taxes, the obligation to purchase renewable energy tax credits, and payments for the purchase of inventory.

We expect to fund these various commitments and obligations primarily with operating cash flows expected to be generated in the normal course of business or through borrowings under our unsecured revolving credit facility and commercial paper program.  See Note 7 “Leases,” Note 15 “Share-Based Compensation and Benefit Plans,” Note 16 “Commitments,” and Note 18 “Income Taxes” to the Consolidated Financial Statements for further information on our leasing arrangements, share-based compensation payments, construction commitments, and uncertain tax positions, respectively, which are not reflected in the table below.

The following table identifies the estimated payments for each of the next five years, and in the aggregate thereafter, of the Company’s debt instruments and related interest payments and self-insurance reserves as of December 31, 2024 (in thousands):

	December 31, 2024
	Long-Term Debt Principal	Self-Insurance
	and Interest Payments (1)	Reserves (2)
2025	$425,625	$149,387
2026	1,465,775	54,048
2027	912,950	36,387
2028	625,075	21,591
2029	604,450	10,153
Thereafter	2,598,500	15,000
Contractual cash obligations	$6,632,375	$286,566
(1)	See Note 10 “Financing” to the Consolidated Financial Statements for further information on our debt instruments and related interest payments.
(2)	See Note 16 “Commitments” and Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further information on our self-insurance reserves.

Due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms, the timing of payments for certain deferred income taxes, uncertain tax positions, and commitments related to future payments under the Company’s nonqualified compensation plan cannot be determined and are therefore excluded from the above table, except for amounts estimated to be payable in 2025, which are included in “Current liabilities” on our Consolidated Balance Sheets.

Off-balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity, for which we have an obligation to the entity that is not recorded in our consolidated financial statements.  See Note 1 “Summary of Significant Accounting Policies” for more information on our variable interest entities.  We issue stand-by letters of credit, for more information see Note 10 “Financing” to the Consolidated Financial Statements for further information on our stand-by letters of credit.

Other than the commitments discussed in Note 16 “Commitments” to the Consolidated Financial Statements, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current, or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures, or capital resources.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the Year Ended
	December 31,
Liquidity:	2024	2023	2022
Total cash provided by/(used in):
Operating activities	$3,049,576	$3,034,084	$3,148,250
Investing activities	(1,166,805)	(995,936)	(739,985)
Financing activities	(2,029,717)	(1,868,738)	(2,662,536)
Effect of exchange rate changes on cash	(1,941)	1,139	741
Net (decrease) increase in cash and cash equivalents	$(148,887)	$170,549	$(253,530)

Capital expenditures	$1,023,387	$1,006,264	$563,342
Free cash flow (1)	1,987,808	1,987,720	2,371,123
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period. See page 37 for the reconciliation of the calculation of free cash flow.

Cash and cash equivalents balances held outside of the U.S. were $17.2 million and $3.3 million as of December 31, 2024 and 2023, respectively, which was generally utilized to support the liquidity needs of foreign operations in Mexico and Canada.

2024 Compared to 2023

Operating Activities:

The increase in net cash provided by operating activities in 2024 compared to 2023 was primarily due to an increase in operating income, decrease in net inventory, compared to an investment in net inventory in 2023, a decrease in accounts receivable balance, and an increase in accrued benefits, partially offset by the timing of payments for the purchase of transferrable federal renewable energy tax credits.

Investing Activities:

The increase in net cash used in investing activities in 2024 compared to 2023 was primarily the result of the acquisition of Vast Auto and an increase in capital expenditures.  The increase in capital expenditures was primarily due to an increase in distribution enhancement and expansion projects, as well as an increase in the number of owned new store openings.

We opened 198 and 186 net, new stores in 2024 and 2023, respectively.  We plan to open 200 to 210 net, new stores in 2025.  The costs associated with the expected openings of owned store locations in 2025, including the cost of land acquisition, building construction, fixtures, vehicles, net inventory investment, and computer equipment, are estimated to average approximately $3.0 million to $3.3 million per store.  However, such costs may be significantly lower where we lease, rather than purchase, the store site and higher where we build a Hub, as they require a larger inventory investment and are generally larger in size.

Financing Activities:

The increase in net cash used in financing activities in 2024 compared to 2023 was primarily attributable to decreased net borrowings in 2024, partially offset by a lower level of repurchases of our common stock in 2024.

2023 Compared to 2022

A discussion of the changes in our operating activities, liquidity activities, and financing activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “ORLY” or at our internet address, www.OReillyAuto.com, by clicking “Investor Relations” located at the bottom of the page.

Debt Instruments:

See Note 10 “Financing” to the Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit, commercial paper program, and unsecured senior notes.

Debt Covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of December 31, 2024, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.11 times and 6.42 times as of December 31, 2024 and 2023, respectively, and a consolidated leverage ratio of 1.89 times and 1.93 times as of December 31, 2024 and 2023, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the years ended December 31, 2024 and 2023 (dollars in thousands):

		For the Year Ended
		December 31,
		2024	2023
GAAP net income		$2,386,680	$2,346,581
Add:	Interest expense	222,548	201,668
	Rent expense (1)	452,529	424,815
	Provision for income taxes	658,384	658,169
	Depreciation expense	457,047	405,603
	Amortization expense	4,845	3,458
	Non-cash share-based compensation	28,931	27,511
Non-GAAP EBITDAR		$4,210,964	$4,067,805

	Interest expense	$222,548	$201,668
	Capitalized interest	14,141	7,155
	Rent expense (1)	452,529	424,815
Total fixed charges		$689,218	$633,638

Consolidated fixed charge coverage ratio		6.11	6.42

GAAP debt		$5,520,932	$5,570,125
Add:	Stand-by letters of credit	127,310	112,163
	Unamortized discount and debt issuance costs	29,068	30,775
	Five-times rent expense	2,262,645	2,124,075
Non-GAAP adjusted debt		$7,939,955	$7,837,138

Consolidated leverage ratio		1.89	1.93

(1)

The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”), the most directly comparable GAAP financial measure, for the years ended December 31, 2024 and 2023 (in thousands):

		For the Twelve Months Ended
		December 31,
		2024	2023
Total lease cost, per ASC 842		$543,495	$503,151
Less:	Variable non-contract operating lease components, related to property taxes and insurance	90,966	78,336
Rent expense		$452,529	$424,815

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the years ended December 31, 2024, 2023, and 2022 (in thousands):

		For the Year Ended
		December 31,
		2024	2023	2022
Cash provided by operating activities		$3,049,576	$3,034,084	$3,148,250
Less:	Capital expenditures	1,023,387	1,006,264	563,342
	Excess tax benefit from share-based compensation payments	39,871	35,950	25,503
	(Return of) investment in tax credit equity investments	(1,490)	4,150	188,282
Free cash flow		$1,987,808	$1,987,720	$2,371,123

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

Share Repurchase Program:

See Note 12 “Share Repurchase Program” to the Consolidated Financial Statements for information on our share repurchase program.

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

Our self-insurance reserve estimate included on our Consolidated Balance Sheets increased $54 million from 2023 to 2024, which is primarily due to inflation in claim development costs, as well as our growing operations, increases in healthcare costs, the number of vehicles, and the number of hours worked, partially offset by having resolved and paid out claims throughout 2024.  If the underlying assumptions in management’s estimate changed self-insurance reserves by 10% from our estimated reserves at December 31, 2024, the financial impact would have been approximately $27 million or 0.9% of pretax income for the year ended December 31, 2024.  See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further information on our self-insurance reserves.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for information about recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted Term SOFR Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of December 31, 2024, we had no outstanding borrowings under our Revolving Credit Facility.

We are subject to interest rate risk to the extent we issue short-term, unsecured commercial paper notes under our commercial paper program (the “Program”) with variable interest rates.  As of December 31, 2024, we had outstanding borrowings under the Program in the amount of $200.0 million, at the weighted-average variable interest rate of 4.750%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $1.0 million.

We had outstanding fixed rate debt of $5.4 billion and $4.9 billion as of December 31, 2024 and 2023, respectively.  The fair value of our fixed rate debt was estimated at $5.2 billion and $4.7 billion as of December 31, 2024 and 2023, respectively, which was determined by reference to quoted market prices.

Cash Equivalents Risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of December 31, 2024, our cash and cash equivalents totaled $130.2 million.

Foreign Currency Risk:

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than our entities’ functional currencies.  To minimize our risk, we generally enter into transactions denominated in the respective functional currencies. Our foreign currency exposure arises from Mexican peso-denominated and Canadian dollar-denominated revenues and profits and their translation into U.S. dollars.

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $343.6 million at December 31, 2024.  The year ended December 31, 2024, exchange rates of the Mexican peso, relative to the U.S. dollar, weakened by approximately 18.5% from December 31, 2023.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at December 31, 2024, would be approximately $31.2 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statement through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

We view our investments in Canadian subsidiaries as long-term.  The net asset exposure in the Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates was $162.8 million, at December 31, 2024.  The year ended December 31, 2024, exchange rates of the Canadian dollar, relative to the U.S. dollar, weakened by approximately 7.9% from December 31, 2023.  The potential loss in value of our net assets in the Canadian subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at December 31, 2024, would be approximately $14.8 million.  Any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the financial statement through the foreign currency translation component of accumulated other comprehensive income, unless the Canadian subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework).  Based on this assessment, management believes that as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

As permitted by guidance issued by the Securities and Exchange Commission, management excluded from its assessment of its system of internal control over financial reporting the operations associated with the acquisition of Groupe Del Vasto (“Vast Auto”), pursuant to a stock purchase agreement, which was completed after the close of business on January 22, 2024.  The acquired operations were included in the consolidated financial statements of the Company, which constituted less than 2% of total assets as of December 31, 2024, and less than 1% of revenues and less than 1% of net income for the year ended December 31, 2024.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report, which is included herein.

/s/	Brad Beckham	/s/	Jeremy A. Fletcher
Brad Beckham		Jeremy A. Fletcher
Chief Executive Officer		Executive Vice President and
February 28, 2025		Chief Financial Officer
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, O’Reilly Automotive, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Groupe del Vasto, Inc. (Vast Auto), which is included in the 2024 consolidated financial statements of the Company and constituted less than 2% of total assets as of December 31, 2024 and less than 1% of revenues and less than 1% of net income for the year ended December 31, 2024.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Vast Auto.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

At December 31, 2024, the Company’s self-insurance reserve estimate was $268 million.  As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of the risks associated with workers’ compensation, property, and vehicle claims.  The Company’s self-insurance reserves are estimated based upon historical claim experience, expected claim development and trend lines.

Auditing management’s self-insurance reserves was complex and judgmental and required us to use our actuarial specialists for certain reserves due to the estimation required in determining the ultimate claim value.  The estimate is sensitive to assumptions such as claim severity and duration, projected inflation, claim development patterns and exposure forecasts.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design of controls over the Company’s self-insurance estimation process and tested the operating effectiveness of those controls including management’s controls over reviewing the appropriateness of assumptions and the completeness and accuracy of the data underlying the reserves.

To test the Company’s determination of the estimated self-insurance reserves, we performed audit procedures that included, among others, involving a specialist to assist in the development of an independent actuarial estimate for certain of the reserve balances based upon current industry and economic trends, comparing selected assumptions and the estimate determined by management to our independent estimates which were developed with the assistance of our specialists, testing the underlying data used by management in the development of the reserves and testing the mathematical accuracy of the calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

Kansas City, Missouri

February 28, 2025

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$130,245	$279,132
Accounts receivable, less allowance for doubtful accounts $22,545 in 2024 and $15,834 in 2023	356,839	375,049
Amounts receivable from suppliers	139,091	140,443
Inventory	5,095,804	4,658,367
Other current assets	117,916	105,311
Total current assets	5,839,895	5,558,302

Property and equipment, at cost	9,192,254	8,312,367
Less: accumulated depreciation and amortization	3,587,098	3,275,387
Net property and equipment	5,605,156	5,036,980

Operating lease, right-of-use assets	2,324,638	2,200,554
Goodwill	930,161	897,696
Other assets, net	193,891	179,463
Total assets	$14,893,741	$13,872,995

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,524,811	$6,091,700
Self-insurance reserves	149,387	128,548
Accrued payroll	107,495	138,122
Accrued benefits and withholdings	199,593	174,650
Income taxes payable	6,274	7,860
Current portion of operating lease liabilities	419,213	389,536
Other current liabilities	876,732	730,937
Total current liabilities	8,283,505	7,661,353

Long-term debt	5,520,932	5,570,125
Operating lease liabilities, less current portion	1,980,705	1,881,344
Deferred income taxes	247,599	295,471
Other liabilities	231,961	203,980

Shareholders’ equity (deficit):
Preferred stock, $0.01 par value:
Authorized shares – 5,000,000
Issued and outstanding shares – none	—	—
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
57,482,184 as of December 31, 2024, and
59,072,792 as of December 31, 2023	575	591
Additional paid-in capital	1,462,565	1,352,275
Retained deficit	(2,791,288)	(3,131,532)
Accumulated other comprehensive (loss) income	(42,813)	39,388
Total shareholders’ deficit	(1,370,961)	(1,739,278)

Total liabilities and shareholders’ deficit	$14,893,741	$13,872,995

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended
	December 31,
	2024	2023	2022
Sales	$16,708,479	$15,812,250	$14,409,860
Cost of goods sold, including warehouse and distribution expenses	8,153,990	7,707,447	7,028,154
Gross profit	8,554,489	8,104,803	7,381,706

Selling, general and administrative expenses	5,303,332	4,918,427	4,427,215
Operating income	3,251,157	3,186,376	2,954,491

Other income (expense):
Interest expense	(222,548)	(201,668)	(157,720)
Interest income	7,295	4,900	4,763
Other, net	9,160	15,142	(2,879)
Total other expense	(206,093)	(181,626)	(155,836)

Income before income taxes	3,045,064	3,004,750	2,798,655
Provision for income taxes	658,384	658,169	626,005
Net income	$2,386,680	$2,346,581	$2,172,650

Earnings per share-basic:
Earnings per share	$40.91	$38.80	$33.75
Weighted-average common shares outstanding – basic	58,339	60,475	64,372

Earnings per share-assuming dilution:
Earnings per share	$40.66	$38.47	$33.44
Weighted-average common shares outstanding – assuming dilution	58,705	60,998	64,962

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	December 31,
	2024	2023	2022
Net income	$2,386,680	$2,346,581	$2,172,650
Other comprehensive income (loss):
Foreign currency translation adjustments	(82,201)	36,392	9,795
Total other comprehensive (loss) income	(82,201)	36,392	9,795

Comprehensive income	$2,304,479	$2,382,973	$2,182,445

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2021	67,029	$670	$1,305,508	$(1,365,802)	$(6,799)	$(66,423)
Net income	—	—	—	2,172,650	—	2,172,650
Other comprehensive income	—	—	—	—	9,795	9,795
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	34	—	19,864	—	—	19,864
Net issuance of common stock upon exercise of stock options	251	3	60,974	—	—	60,977
Share based compensation	—	—	24,650	—	—	24,650
Share repurchases, including fees	(4,961)	(49)	(99,508)	(3,182,708)	—	(3,282,265)
Balance at December 31, 2022	62,353	$624	$1,311,488	$(2,375,860)	$2,996	$(1,060,752)
Net income	—	—	—	2,346,581	—	2,346,581
Other comprehensive income	—	—	—	—	36,392	36,392
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	28	—	21,691	—	—	21,691
Net issuance of common stock upon exercise of stock options	260	3	71,150	—	—	71,153
Share based compensation	—	—	25,642	—	—	25,642
Share repurchases, including fees	(3,568)	(36)	(77,696)	(3,073,423)	—	(3,151,155)
Excise tax on share repurchases	—	—	—	(28,830)	—	(28,830)
Balance at December 31, 2023	59,073	$591	$1,352,275	$(3,131,532)	$39,388	$(1,739,278)
Net income	—	—	—	2,386,680	—	2,386,680
Other comprehensive loss	—	—	—	—	(82,201)	(82,201)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	25	—	23,744	—	—	23,744
Net issuance of common stock upon exercise of stock options	320	3	106,667	—	—	106,670
Share based compensation	—	—	26,964	—	—	26,964
Share repurchases, including fees	(1,936)	(19)	(47,085)	(2,029,425)	—	(2,076,529)
Excise tax on share repurchases	—	—	—	(17,011)	—	(17,011)
Balance at December 31, 2024	57,482	$575	$1,462,565	$(2,791,288)	$(42,813)	$(1,370,961)

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2024	2023	2022
Operating activities:
Net income	$2,386,680	$2,346,581	$2,172,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	461,892	409,061	357,933
Amortization of debt discount and issuance costs	6,613	4,954	4,704
Deferred income taxes	(50,238)	48,232	69,575
Share-based compensation programs	28,931	27,511	26,458
Other	6,360	2,116	885
Changes in operating assets and liabilities:
Accounts receivable	30,495	(35,539)	(75,859)
Inventory	(403,886)	(288,323)	(669,046)
Accounts payable	421,364	207,061	1,184,858
Income taxes payable	(8,690)	33,889	151,063
Accrued payroll	(30,810)	11,234	19,300
Accrued benefits and withholdings	71,128	(12,763)	(60,072)
Other	129,737	280,070	(34,199)
Net cash provided by operating activities	3,049,576	3,034,084	3,148,250

Investing activities:
Purchases of property and equipment	(1,023,387)	(1,006,264)	(563,342)
Proceeds from sale of property and equipment	16,350	17,689	14,803
Return of (investment in) tax credit equity investments	1,490	(4,150)	(188,282)
Other, including acquisitions, net of cash acquired	(161,258)	(3,211)	(3,164)
Net cash used in investing activities	(1,166,805)	(995,936)	(739,985)

Financing activities:
Proceeds from borrowings on revolving credit facility	30,000	3,227,000	785,800
Payments on revolving credit facility	(30,000)	(3,227,000)	(785,800)
Net (payments) proceeds of commercial paper	(547,604)	746,789	—
Proceeds from the issuance of long-term debt	498,910	749,655	847,314
Principal payments on long-term debt	—	(300,000)	(300,000)
Payment of debt issuance costs	(4,076)	(4,989)	(6,591)
Payment of excise tax on share repurchases	(28,830)	—	—
Repurchases of common stock	(2,076,529)	(3,151,155)	(3,282,265)
Net proceeds from issuance of common stock	128,981	91,316	79,356
Other	(569)	(354)	(350)
Net cash used in financing activities	(2,029,717)	(1,868,738)	(2,662,536)

Effect of exchange rate changes on cash	(1,941)	1,139	741
Net (decrease) increase in cash and cash equivalents	(148,887)	170,549	(253,530)
Cash and cash equivalents at beginning of the period	279,132	108,583	362,113
Cash and cash equivalents at end of the period	$130,245	$279,132	$108,583

Supplemental disclosures of cash flow information:
Income taxes paid	$640,426	$315,060	$415,165
Interest paid, net of capitalized interest	209,094	189,611	155,853

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

O’Reilly Automotive, Inc. and Subsidiaries, collectively, “O’Reilly” or the “Company,” is a specialty retailer and supplier of automotive aftermarket parts.  The Company’s stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items, and various automotive accessories.  As of December 31, 2024, the Company owned and operated 6,378 stores in 48 U.S. states, Puerto Rico, Mexico, and Canada, servicing both do-it-yourself (“DIY”) and the professional service provider customers.  The Company’s robust distribution system provides stores with same-day or overnight access to an extensive inventory of hard-to-find items not typically stocked in the stores of other auto parts retailers.

Segment Reporting:

The Company conducts its operations in the U.S., Canada, and Mexico in a similar nature and, because of this, collectively represents its single operating segment, referred to as its automotive aftermarket parts segment.  Product sales of automotive aftermarket parts are the only material source of revenue for the Company.  The products sold by the Company, across all geographic areas, have similar economic characteristics, are sourced from the Company’s suppliers in a similar manner, and are available for sale to all of the Company’s customers through the Company’s stores.  All of the Company’s stores have similar characteristics, including the nature of the products and services, the type and class of customers, and the methods used to distribute products and provide service to its customers.  The chief operating decision maker regularly reviews consolidated financial information, supplemented with other specific information when needed, to make decisions about the resources to be allocated and to assess performance.  Due to these reasons, the Company has one operating segment, referred to as its automotive aftermarket parts segment.

The Company’s chief operating decision maker is its Chief Executive Officer.  The Company evaluates its reportable segment primarily on the basis of sales and segment profit, which is net income.  The loss of any single customer would not have a material adverse effect on the Company.  See Note 3 for further information concerning the Company’s segment reporting.

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

Foreign Currency:

The Company accounts for its Mexican operations using the local market currency, the Mexican peso, and converts its financial statements compiled for these operations from the Mexican peso to U.S. dollars.  The Company accounts for its Canadian operations using the local market currency, the Canadian dollar, and converts its financial statements compiled for these operations from the Canadian dollar to U.S. dollars.  The cumulative gain or loss on currency translation is included as a component of “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets.  See Note 13 for further information concerning the Company’s accumulated other comprehensive income (loss).

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

Amounts due to the Company from its Team Members are included in “Accounts receivable” on the accompanying Consolidated Balance Sheets.  These amounts consist primarily of purchases of merchandise on Team Member accounts.  Accounts receivable due from Team Members was approximately $0.8 million and $0.9 million as of December 31, 2024 and 2023, respectively.

Amounts Receivable from Suppliers:

The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates, and co-operative advertising.  Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred.  All other supplier concessions are recognized as a reduction to the cost of sales.  Amounts receivable from suppliers also include amounts due to the Company for changeover merchandise and product returns.  The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations.  Management does not believe there is a reasonable likelihood that the Company will be unable to collect the aggregate amounts receivable from suppliers, and the Company did not record a reserve for uncollectable amounts from suppliers in the consolidated financial statements as of December 31, 2024 or 2023.

Inventory:

Inventory, which consists of automotive hard parts, maintenance items, accessories, and tools, is stated at the lower of cost or market.  Inventory also includes capitalized costs related to procurement, warehousing, and distribution centers (“DCs”).  Cost has been determined using the last-in, first-out (“LIFO”) method, which more accurately matches costs with related revenues.  The replacement cost of inventory was $5.32 billion and $4.94 billion as of December 31, 2024 and 2023, respectively.

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

See Note 4 for further information concerning the Company’s financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis.

Property and Equipment:

Property and equipment are carried at cost.  Depreciation is calculated using the straight-line method, generally over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the lease term or the estimated economic life of the assets.  The lease term includes renewal options determined by management at lease inception, for which failure to execute renewal options would result in a substantial economic penalty to the Company.  Maintenance and repairs are charged to expense as incurred.  Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is recognized in the Company’s Consolidated Statements of Income.  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  See Note 6 for further information concerning the Company’s property and equipment.

Goodwill and Other Intangibles:

The accompanying Consolidated Balance Sheets at December 31, 2024 and 2023, include goodwill and other intangible assets recorded as the result of acquisitions.  The Company operates a single reporting unit and evaluates goodwill and indefinite-lived intangibles for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  The goodwill impairment test includes an optional qualitative assessment.  The Company’s qualitative assessment found no evidence to suggest it is more likely than not that its fair value is less than its carrying amount, including goodwill, as of December 31, 2024 and 2023.  As such, no goodwill impairment adjustment was required as of December 31, 2024 and 2023.  Finite-lived intangibles are carried at amortized cost and amortization is calculated using the straight-line method, generally over the estimated useful lives of the intangibles.  See Note 8 for further information concerning the Company’s goodwill and other intangibles.

Leases:

The Company leases certain office space, retail stores, distribution centers, and equipment under long-term, non-cancelable operating leases.  The Company does not separate non-lease components from lease components for any current lease contracts.  Leases generally include renewal options and some include options to purchase, provisions for percentage rent based on sales, and/or incremental step increase provisions.  The exercise of renewal options is typically at the Company’s sole discretion and all operating lease expense is recognized on a straight-line basis over the lease term.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company rents or subleases certain surplus real estate to third parties.  Right-of-use assets and corresponding operating lease liabilities are recognized for all leases with an initial term greater than 12 months.  See Note 7 for further information concerning the Company’s operating leases.

Impairment of Long-Lived Assets:

The Company reviews its long-lived assets, including its right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset.  If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company has not historically recorded any material impairment charges to its long-lived assets.  See Note 6 for further information concerning the Company’s impairment of long-lived assets activities.

Valuation of Investments:

The Company has an unsecured obligation to pay, in the future, the value of deferred compensation and a Company match relating to employee participation in the Company’s nonqualified deferred compensation plan (the “Deferred Compensation Plan”).  The future obligation is adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant.  The Company invests in various marketable securities with the intention of selling these securities to fulfill its future obligations under the Deferred Compensation Plan.  The investments in this plan were stated at fair value based on quoted market prices, were accounted for as trading securities, and were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023.  See Note 4 for further information concerning the fair value measurements of the Company’s marketable securities.  See Note 15 for further information concerning the Company’s benefit plans.

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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction, and other operating decisions and activities.  As of December 31, 2024, the Company had invested in five unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.  During the year ended December 31, 2024, the Company exited one unconsolidated tax credit fund entity, considered a VIE, and received a return of investment payment in the amount of $1.5 million, which was included in “Return of (investment in) tax credit equity investments” on the accompanying Consolidated Statements of Cash Flows.

The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $23.9 million as of December 31, 2024, and was included in “Other assets, net” on the accompanying Consolidated Balance Sheets.  The Company did not recognize investment tax credits from association with these VIEs during the year ended December 31, 2024.  During the year ended December 31, 2023, and 2022, the Company recognized investment tax credits from association with these VIEs in the amounts of $0.5 million and $167.6 million, respectively, all of which were realized through reductions in cash income taxes paid and were reflected as a component of the change in “Income taxes payable” on the accompanying Consolidated Statements of Cash Flows for the respective years.

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

The following table identifies the components of the Company’s self-insurance reserves as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Self-insurance reserves (undiscounted)	$286,566	$225,740
Self-insurance reserves (discounted)	268,308	214,116

The current portion of the Company’s discounted self-insurance reserves totaled $149.4 million and $128.5 million as of December 31, 2024 and 2023, respectively, which was included in “Self-insurance reserves” on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023.  The remainder was included in “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023.

Warranties:

The Company provides warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties.  The risk of loss arising from warranty claims is typically the obligation of the Company’s suppliers.  Certain suppliers provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims.  For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims.  Differences between supplier allowances received by the Company, in lieu of warranty obligations and estimated warranty expense, are recorded as an adjustment to cost of sales.  Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line.  The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims.  See Note 11 for further information concerning the Company’s aggregate product warranty liabilities.

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

Share Repurchases:

In January of 2011, the Company’s Board of Directors approved a share repurchase program.  Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions.  All shares repurchased under the share repurchase program are retired and recorded under the par value method on the accompanying Consolidated Balance Sheets.  See Note 12 for further information concerning the Company’s share repurchase program.

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

The Company maintains a retail loyalty program named O’Reilly O’Rewards, which represents a performance obligation.  The Company records a deferred revenue liability, based on a breakage adjusted, estimated redemption rate, and a corresponding reduction in revenue in periods when loyalty points are earned by members.  The Company recognizes revenue and a corresponding reduction to the deferred revenue liability in periods when loyalty program issued coupons are redeemed by members, generally within a period of three months from issuance, or when unredeemed points expire, generally within 12 months after the date they were earned, which satisfies the Company’s performance obligation.  See Note 14 for further information concerning the Company’s revenue.

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

Advertising Expenses:

Advertising expense consists primarily of expenses related to the Company’s integrated marketing program, which includes radio, in-store, digital, and social media promotions, as well as sports and event sponsorships and direct mail and newspaper promotional distribution.  The Company expenses advertising costs as incurred.  The Company also participates in cooperative advertising arrangements with certain of its suppliers.  Advertising expense, net of cooperative advertising allowances from suppliers that were incremental to the advertising program, specific to the product or event and identifiable for accounting purposes, were $90.7 million,

$85.7 million and $81.5 million for the year ended December 31, 2024, 2023, and 2022, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Share-Based Compensation and Benefit Plans:

The Company sponsors share-based compensation plans and benefit plans.  The Company recognizes compensation expense over the requisite service period for its share-based plans based on the fair value of the awards on the date of the grant, award, or issuance and accounts for forfeitures as they occur.  Share-based plans include stock option awards, restricted stock awards, and stock appreciation rights issued under the Company’s incentive plans and stock issued through the Company’s employee stock purchase plan.  See Note 15 for further information concerning the Company’s share-based compensation and benefit plans.

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

Interest Expense:

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on its long-term borrowings.  Total interest costs capitalized for the year ended December 31, 2024, 2023, and 2022, were $14.1 million, $7.2 million and $5.5 million, respectively.

In conjunction with the issuance or amendment of long-term debt instruments, the Company incurs various costs, including debt registration fees, accounting and legal fees, and underwriter and book runner fees.  Debt issuance costs related to the Company’s long-term unsecured senior notes are recorded as a reduction of the principal amount of the corresponding unsecured senior notes.  Debt issuance costs related to the Company’s unsecured revolving credit facility are recorded as an asset.  These debt issuance costs have been deferred and are being amortized over the term of the corresponding debt instrument, and the amortization expense is included in “Interest expense” on the accompanying Consolidated Statements of Income.  Deferred debt issuance costs totaled $24.0 million and $25.5 million net of accumulated amortization, as of December 31, 2024 and 2023, respectively, of which $1.1 million and $1.9 million were included in “Other assets, net” as of December 31, 2024 and 2023, respectively, with the remainder included in “Long-term debt” on the accompanying Consolidated Balance Sheets.

The Company issued its long-term unsecured senior notes and commercial paper program at a discount.  The original issuance discounts on the senior notes are recorded as a reduction of the principal amount of the corresponding senior notes and are accreted over the term of the applicable senior note, and the original issuance discounts on the commercial paper program are recorded as a reduction of the face amount of the borrowings, with the accretion expenses included in “Interest expense” on the accompanying Consolidated Statements of Income.  Original issuance discounts, net of accretion, totaled $6.2 million and $7.1 million as of December 31, 2024 and 2023, respectively.

See Note 10 for further information concerning debt issuance costs and original issuance discounts associated with the Company’s issuances of long-term debt instruments.

Income Taxes:

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between the U.S. GAAP basis and tax basis of assets and liabilities using enacted tax rules and rates currently scheduled to be in effect for the year in which the differences are expected to reverse.  Tax carry forwards are also recognized in deferred tax assets and liabilities under this method.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.  The Company would record a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination and any change in the valuation allowance is recorded in the period of a change in such determination.  The Company did not establish a valuation allowance for deferred tax assets as of December 31, 2024 and 2023, as it was considered more likely than not that deferred tax assets were realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies.

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

The estimates of the Company’s potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with the Company’s various tax positions and actual results could differ from estimates.  See Note 18 for further information concerning the Company’s income taxes.

Earnings Per Share:

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the fiscal period.  Diluted earnings per share is calculated by dividing the weighted-average number of common shares outstanding plus the common stock equivalents associated with the potential impact of dilutive stock options.  Certain common stock equivalents that could potentially dilute basic earnings per share in the future were not included in the fully diluted computation because they would have been antidilutive.  Generally, stock options are antidilutive and excluded from the earnings per share calculation when the exercise price exceeds the market price of the common shares.  See Note 19 for further information concerning the Company’s common stock equivalents.

New Accounting Pronouncements:

In November of 2023, FASB issued Accounting Standard Update ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”).  ASU 2023-07 increases the disclosures about a public entity’s reportable segments.  Under ASU 2023-07, a public entity would be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 in interim periods, any additional measures of a segment’s profit or loss used by the CODM to allocate resources, and the title and position of the CODM.  ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  ASU 2023-07 allows for early adoption and requires retrospective adoption.  The Company adopted this guidance beginning with its fourth quarter ending December 31, 2024.  The application of this new guidance did not have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.  See Note 3 for further information concerning the Company’s segment reporting.

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

In November of 2024, FASB issued Accounting Standard Update ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”).  Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses.  Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as an entity’s definition of selling expenses.  ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements.  The Company will adopt this guidance beginning with its fourth quarter ending December 31, 2027.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

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

The Company’s preliminary assessment resulted in the initial recognition of $109.8 million of goodwill and intangible assets, which was increased by $0.4 million during the initial measurement period, including impacts from the recognition of applicable deferred taxes related to the acquisition, which was included in “Goodwill” on the Condensed Consolidated Balance Sheets of the quarterly report on Form 10-Q for the third quarter ended September 30, 2024.

The purchase price allocation process, consisting of collecting data and information to enable the Company to value the identified assets acquired and liabilities assumed as a result of the business combination, was finalized during the fourth quarter of 2024.  Separately identifiable intangible assets, arising as a result of the business combination, included $32.8 million of finite lived intangible assets, consisting of customer relationships.  Residual goodwill of $50.5 million was recorded as of the acquisition date, as a result of the final purchase price allocation.  Goodwill generated from this acquisition is not amortizable for tax purposes.

See Note 8 for further information concerning the Company’s goodwill and other intangible assets.

NOTE 3 – SEGMENT REPORTING

The Company conducts its operations in the U.S., Canada, and Mexico, collectively this represents its single operating segment, referred to as its automotive aftermarket parts segment, which is its only reportable segment.  There have been no changes in the determination of segmentation or the measurements used to determine reported segment net income during the year ended December 31, 2024.  The measure of segment assets is reported as “Total assets” on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023.  At December 31, 2024 and 2023, the Company’s consolidated long-lived assets were located primarily in the United States and consolidated revenue was primarily generated within the United States for the years ending December 31, 2024, 2023 and 2022, with immaterial assets and revenues associated with international operations.

The table below identifies the Company’s significant segment expenses regularly provided to the chief operating decision maker that are included in reported segment profit or loss, which is consolidated net income, for the years ended December 31, 2024, 2023, and 2022 (in thousands):

		For the Year Ended
		December 31,
		2024	2023	2022
Automotive aftermarket parts segment:
Sales		$16,708,479	$15,812,250	$14,409,860
Cost of goods sold, including warehouse and distribution expenses		8,153,990	7,707,447	7,028,154
Gross profit		8,554,489	8,104,803	7,381,706
Less:	Team Member compensation expense (1)	3,334,574	3,139,448	2,830,180
	Rent expense (2)	429,686	402,572	375,116
	Depreciation and amortization expense	372,878	333,678	291,938
	Advertising expense	90,744	85,706	81,542
	Other segment items (3)	1,058,995	936,981	846,555
	Interest expense	222,548	201,668	157,720
	Provision for income taxes	658,384	658,169	626,005
Consolidated net income		$2,386,680	$2,346,581	$2,172,650
(1)

Team Member compensation expense derived from selling, general and administrative expenses included in Segment net income includes payroll expense, benefits and withholdings expense, share-based compensation expense, and nonqualified deferred compensation expense.

(2)	Rent expense derived from selling, general and administrative expenses included in Segment net income includes rent and common area maintenance expense.
(3)

Other segment items included in Segment net income includes vehicle expenses, utilities expense, real estate taxes and insurance expense, bad debt and banking fees expense, interest income, and other operating expenses.

NOTE 4 – FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Company invests in various marketable securities with the intention of selling these securities to fulfill its future unsecured obligations under the Company’s nonqualified deferred compensation plan.  See Note 15 for further information concerning the Company’s benefit plans.

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023.  The Company recorded an increase in fair value related to its marketable securities in the amount of $7.1 million and $8.4 million for the year ended December 31, 2024 and 2023, respectively, which were included in “Other income (expense)” on the accompanying Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of December 31, 2024 and 2023 (in thousands):

December 31, 2024
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$65,156	$—	$—	$65,156

December 31, 2023
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$59,508	$—	$—	$59,508

Non-financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of December 31, 2024 and 2023, the Company did not have any material non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair Value of Financial Instruments:

The carrying amounts of the Company’s senior notes, unsecured revolving credit facility borrowings, and commercial paper program borrowings are included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair values as of December 31, 2024 and 2023, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$5,321,219	$5,151,768	$4,820,543	$4,687,065

The carrying amount of the Company’s unsecured revolving credit facility approximates fair value (Level 2), as borrowings under the facility bear variable interest at current market rates.  The carrying amount of the Company’s commercial paper program approximates fair value (Level 2), as borrowings under the program bear interest at market rates prevailing at the time of issuance.  See Note 10 for further information concerning the Company’s senior notes, unsecured revolving credit facility, and commercial paper program.

The accompanying Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers, and accounts payable.  Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 5 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table identifies the changes in the Company’s allowance for doubtful accounts included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Allowance for doubtful accounts, balance at January 1	$15,834	$14,695
Reserve accruals	14,837	7,261
Uncollectable accounts written-off	(7,973)	(6,226)
Foreign currency translation	(153)	104
Allowance for doubtful accounts, balance at December 31	$22,545	$15,834

NOTE 6 – PROPERTY AND EQUIPMENT

The following table identifies the types and balances of property and equipment included in “Property and equipment, at cost” on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023, and includes the estimated useful lives for its types of property and equipment (in thousands, except original useful lives):

	Original Useful
	Lives	December 31, 2024	December 31, 2023
Land		$1,070,098	$989,575
Buildings and building improvements	15 – 39 years	3,407,685	3,121,562
Leasehold improvements	3 – 25 years	1,277,447	1,113,374
Furniture, fixtures and equipment	3 – 20 years	2,250,540	2,029,668
Vehicles	5 – 10 years	748,315	709,220
Construction in progress		438,169	348,968
Total property and equipment		9,192,254	8,312,367
Less: accumulated depreciation and amortization		3,587,098	3,275,387
Net property and equipment		$5,605,156	$5,036,980

The Company recorded depreciation and amortization expense related to property and equipment in the amounts of $457.0 million, $404.9 million and $343.6 million for the year ended December 31, 2024, 2023, and 2022, respectively, which were included in “Selling, general and administrative expenses” and “Cost of goods sold, including warehouse and distribution expenses” on the accompanying Consolidated Statements of Income.

The Company recorded charges of $0.5 million related to property and equipment for the year ended December 31, 2024, primarily due to the write-down of equipment that exceeded market value, $2.2 million related to property and equipment for the year ended December 31, 2023, primarily due to the write-down of equipment that exceeded market value and certain hardware and software projects that were disposed or were no longer expected to provide a long-term benefit, and $7.6 million related to property and equipment for the year ended December 31, 2022, primarily due to the write-down on surplus land and buildings that exceeded market value and certain hardware and software projects that were disposed or were no longer expected to provide a long-term benefit, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 7 – LEASES

Operating Lease Commitments:

The following table summarizes Total lease cost for the years ended December 31, 2024, 2023, and 2022, which was primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income (in thousands):

	For the Year Ended
	December 31,
	2024	2023	2022
Operating lease cost	$425,481	$398,537	$367,724
Short-term operating lease cost	8,206	9,508	11,314
Variable operating lease cost	114,634	99,911	93,940
Sublease income	(4,826)	(4,805)	(5,220)
Total lease cost	$543,495	$503,151	$467,758

The following table summarizes other lease related information for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$416,714	$390,907
Right-of-use assets obtained in exchange for new operating lease liabilities	423,196	387,810

The following table identifies the future minimum lease payments under all of the Company’s operating leases for each of the next five years, and in the aggregate thereafter, and reconciles to the present value of the “Operating lease liabilities, less current portion” included in the accompanying Consolidated Balance Sheet as of December 31, 2024 (in thousands):

	December 31, 2024
	Related Parties	Non-Related Parties	Total
2025	$4,647	$412,876	$417,523
2026	3,926	388,759	392,685
2027	2,949	341,518	344,467
2028	2,704	290,244	292,948
2029	641	249,186	249,827
Thereafter	—	1,197,073	1,197,073
Total operating lease payments	14,867	2,879,656	2,894,523
Less: present value discount	1,183	493,422	494,605
Total operating lease liabilities	13,684	2,386,234	2,399,918
Less: current portion of operating lease liabilities	4,647	414,566	419,213
Operating lease liabilities, less current portion	$9,037	$1,971,668	$1,980,705

See Note 17 for further information concerning the Company’s related party operating leases.

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent and other variable operating lease related costs and have not been reduced by expected future minimum sublease income under non-cancelable subleases, which was approximately $8.6 million as of December 31, 2024.  The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases was 9.2 years and 4.5%, respectively, as of December 31, 2024.

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

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

Goodwill:

Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist.  Goodwill is not amortizable for financial statement purposes.  The Company did not record any goodwill impairment during the years ended December 31, 2024, 2023, or 2022.

The following table identifies the changes in goodwill, including goodwill from the acquisition of Vast Auto, which were included in “Goodwill” on the accompanying Consolidated Balance Sheets for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Goodwill, balance at January 1,	$897,696	$884,445
Change in goodwill related to acquisitions	52,105	1,989
Foreign currency translation	(19,640)	11,262
Goodwill, balance at December 31,	$930,161	$897,696

Intangibles Other than Goodwill:

The following table identifies the components of the Company’s intangible assets, inclusive of foreign currency translation adjustments, which were included in “Other assets, net” on the accompanying Consolidated Balance Sheets for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Cost of	Accumulated	Net	Cost of	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
Finite-lived intangible assets:
Trade names (1)	$2,536	$(1,612)	$924	$9,797	$(8,273)	$1,524
Non-compete agreements (2)	2,161	(1,548)	613	2,240	(1,419)	821
Customer relationships (3)	38,758	(6,193)	32,565	10,027	(4,095)	5,932
Total finite-lived intangible assets	43,455	(9,353)	34,102	22,064	(13,787)	8,277

Indefinite-lived intangible assets:
Trade names	33,810	—	33,810	41,493	—	41,493

Total intangible assets	$77,265	$(9,353)	$67,912	$63,557	$(13,787)	$49,770
(1)	Weighted-average remaining useful life of approximately 2.9 years as of December 31, 2024.
(2)	Weighted-average remaining useful life of approximately 3.2 years as of December 31, 2024.
(3)	Weighted-average remaining useful life of approximately 12.9 years as of December 31, 2024.

During the years ended December 31, 2024 and 2023, the Company recorded non-compete agreement assets in conjunction with small acquisitions in the amount of less than $0.1 million for each year.  During the year ended December 31, 2024, the Company recorded a finite-lived asset, related to customer relationships from the Vast Auto acquisition, in the amount of $32.8 million.   Other than the non-compete agreement assets, the Company did not record additional finite-lived during the year ended December 31, 2023, or indefinite-lived intangible assets during the years ended December 31, 2024 and 2023.  For the year ended December 31, 2024, 2023, and 2022, the Company recorded aggregate amortization expense related to its intangible assets in the amounts of $3.6 million, $3.0 million and $4.8 million, respectively.

Indefinite-lived intangible assets, such as trade names, are reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist.  The Company did not record any indefinite-lived intangible asset impairment during the years ended December 31, 2024, 2023, or 2022.

The following table identifies the estimated amortization expense of the Company’s intangibles for each of the next five years, and the aggregate thereafter, and reconciles to net, finite-lived intangible assets included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2024 (in thousands):

December 31, 2024
Amortization Expense
2025	$3,399
2026	3,374
2027	3,240
2028	2,946
2029	2,790
Thereafter	18,353
Total net, finite-lived intangible assets	$34,102

See Note 2 for further information concerning the Vast Auto acquisition.

NOTE 9 – SUPPLIER FINANCE PROGRAMS

The Company has established and maintains supplier finance programs with certain third-party financial institutions, which allow participating merchandise suppliers to voluntarily elect to assign the Company’s payment obligations due to these merchandise suppliers to one of the designated third-party institutions.  Under these supplier finance programs, the Company has agreed to pay the third-party financial institutions the stated amount of confirmed merchandise supplier invoices on the original maturity dates of the invoices, which are generally for a term of one year.  The Company does not have any assets pledged as security or other forms of guarantees for the committed payment to the third-party institutions.  As of December 31, 2024, and 2023, the Company had obligations outstanding under these programs for invoices that were confirmed as valid to the third-party financial institutions in the amounts of $4.8 billion and $4.4 billion, respectively, which were included as a component of “Accounts payable” on the accompanying Consolidated Balance Sheets.

The following table identifies the changes in the outstanding obligations of the Company’s supplier finance programs for the year ended December 31, 2024 (in thousands):

2024
Obligations outstanding, balance at January 1,	$4,423,008
Invoices added	5,338,154
Invoices paid	(4,953,732)
Obligations outstanding, balance at December 31,	$4,807,430

NOTE 10 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Commercial paper program, weighted-average variable interest rate of 4.750% as of December 31, 2024 and 5.640% as of December 31, 2023	200,000	750,900
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
5.750% Senior Notes due 2026, effective interest rate of 5.767%	750,000	750,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	850,000
5.000% Senior Notes due 2034, effective interest rate of 5.028%	500,000	—
Total principal amount of debt	5,550,000	5,600,900
Less: Unamortized discount and debt issuance costs	29,068	30,775
Total long-term debt	$5,520,932	$5,570,125

The following table identifies the principal maturity payments of the Company’s financing facilities for each of the next five years, and in the aggregate thereafter, as of December 31, 2024 (in thousands):

December 31, 2024
Scheduled Maturities
2025	$200,000
2026	1,250,000
2027	750,000
2028	500,000
2029	500,000
Thereafter	2,350,000
Total principal amount of debt	$5,550,000

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

As of December 31, 2024 and 2023, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, under the Credit Agreement each in the amount of $5.4 million, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of the outstanding letters of credit have a one-year term from the date of issuance.  As of December 31, 2024 and 2023, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted Term SOFR Rate (both as defined in the Credit Agreement) plus an applicable margin, which will vary from 0.000% to 0.250% in the case of loans bearing interest at the Alternate Base Rate and 0.680% to 1.250% in the case of loans bearing interest at the Adjusted Term SOFR Rate, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments, varying from 0.070% to 0.250% per annum.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of December 31, 2024, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Term Benchmark Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, and five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights, and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from lenders.  As of December 31, 2024, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of December 31, 2024 and 2023, the Company had other outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability, and other insurance policies, in the amount of $121.9 million and $106.8 million, respectively.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Commercial Paper Program:

On August 9, 2023, the Company established a commercial paper program (the “Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $1.8 billion.  The Notes will have maturities of up to 397 days from the date of issue.  The Notes rank at least pari passu with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company plans to use its Revolving Credit Facility as a liquidity backstop for the repayment of Notes outstanding under the Program.  The Notes issued under the Program were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as of December 31, 2024 and 2023, as the Company has the ability and intent to refinance these Notes on a long-term basis.

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

As of December 31, 2024, the Company has issued and outstanding a cumulative $5.4 billion aggregate principal amount of unsecured senior notes, which are due between 2026 and 2034, with UMB Bank, N.A. and U.S. Bank Trust Company, National Association as trustees.  Interest on the senior notes, ranging from 1.750% to 5.750%, is payable semi-annually and is computed on the basis of a 360-day year.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of December 31, 2024.

NOTE 11 – WARRANTIES

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023.  The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Warranty liabilities, balance at January 1,	$117,895	$98,564
Warranty claims	(203,645)	(180,971)
Warranty accruals	219,121	200,228
Foreign currency translation	(120)	74
Warranty liabilities, balance at December 31,	$133,251	$117,895

NOTE 12 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program.  Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend, or terminate the share repurchase program at any time, without prior notice.  As announced on May 23, 2023, November 16, 2023, and November 22, 2024, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $2.0 billion, resulting in a cumulative authorization amount of $27.8 billion.  The additional authorizations are effective for three years, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the years ended December 31, 2024 and 2023 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2024	2023
Shares repurchased	1,936	3,568
Average price per share	$1,072.47	$883.13
Total investment	$2,076,510	$3,151,120

As of December 31, 2024, the Company had $2.5 billion remaining under its share repurchase program.  Excise tax on shares repurchased, assessed at one percent of the fair market value of net shares repurchased, was $20.8 million for the year ended December 31, 2024.

Subsequent to the end of the year and through February 28, 2025, the Company repurchased an additional 0.3 million shares of its common stock under its share repurchase program, at an average price of $1,273.08, for a total investment of $355.5 million.  The Company has repurchased a total of 96.3 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 28, 2025, at an average price of $265.94, for a total aggregate investment of $25.6 billion.  As of February 28, 2025, we had approximately $2.1 billion remaining under our share repurchase program.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations.  The table below summarizes activity for changes in accumulated other comprehensive loss included in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive income, balance at December 31, 2022	$2,996	$2,996
Change in accumulated other comprehensive income	36,392	36,392
Accumulated other comprehensive income, balance at December 31, 2023	$39,388	$39,388
Change in accumulated other comprehensive loss	(82,201)	(82,201)
Accumulated other comprehensive loss, balance at December 31, 2024	$(42,813)	$(42,813)
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 14 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the Year Ended
	December 31,
	2024	2023	2022
Sales to do-it-yourself customers	$8,459,084	$8,248,213	$7,903,359
Sales to professional service provider customers	7,796,486	7,245,747	6,170,239
Other sales, sales adjustments, and sales from the acquired Vast Auto stores	452,909	318,290	336,262
Total sales	$16,708,479	$15,812,250	$14,409,860

As of December 31, 2024 and 2023, the Company had recorded a deferred revenue liability of $6.8 million and $5.1 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Consolidated Balance Sheets.  During the year ended December 31, 2024, 2023, and 2022, the Company recognized $17.3 million, $13.9 million and $12.2 million, respectively, of revenue related to its loyalty program, which were included in “Sales” on the accompanying Consolidated Statements of Income.

See Note 11 for information concerning the expected costs associated with the Company’s assurance warranty obligations.

NOTE 15 – SHARE-BASED COMPENSATION AND BENEFIT PLANS

The Company recognizes share-based compensation expense based on the fair value of the grants, awards, or shares at the time of the grant, award, or issuance.  Share-based compensation includes stock option awards, restricted stock awards, and stock appreciation rights issued under the Company’s incentive plans and stock issued through the Company’s employee stock purchase plan.

The table below identifies the shares that have been authorized for issuance and the shares available for future issuance under the Company plans, as of December 31, 2024 (in thousands):

	December 31, 2024
	Total Shares Authorized for	Shares Available for Future
Plans	Issuance under the Plans	Issuance under the Plans
Incentive Plans	35,650	5,420
Employee Stock Purchase Plan	4,250	388
Profit Sharing and Savings Plan	4,200	349

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

The table below identifies stock option activity under these plans during the year ended December 31, 2024:

			Average		Aggregate
	Shares	Weighted- Average	Remaining		Intrinsic Value
	(in thousands)	Exercise Price	Contractual Terms		(in thousands)
Outstanding at December 31, 2023	884	$428.50
Granted	75	1,068.69
Exercised	(320)	333.16
Forfeited or expired	(11)	691.16
Outstanding at December 31, 2024	628	$548.91	5.6	Years	$400,099
Vested or expected to vest at December 31, 2024	616	$543.11	5.6	Years	$396,161
Exercisable at December 31, 2024	422	$400.69	4.3	Years	$311,672

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility, and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the years ended December 31, 2024, 2023, and 2022:

	December 31,
	2024		2023		2022
Risk free interest rate	4.16%		3.96%		2.09%
Expected life	6.4	Years	6.3	Years	6.3	Years
Expected volatility	28.2%		29.0%		28.9%
Expected dividend yield	—%		—%		—%

The following table summarizes activity related to stock options awarded by the Company for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended
	December 31,
	2024	2023	2022
Compensation expense for stock options awarded (in thousands)	$23,024	$22,090	$21,412
Income tax benefit from compensation expense related to stock options (in thousands)	5,769	5,477	5,332
Total intrinsic value of stock options exercised (in thousands)	239,563	170,521	123,911
Cash received from exercise of stock options (in thousands)	106,670	71,153	60,976
Weighted-average grant-date fair value of options awarded	$404.16	$323.16	$221.19
Weighted-average remaining contractual life of exercisable options (in years)	5.6	5.3	4.5

At December 31, 2024, the remaining unrecognized compensation expense related to unvested stock option awards was $44.4 million, and the weighted-average period of time, over which this cost will be recognized, is 2.6 years.

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

The table below identifies restricted stock activity under these plans during the year ended December 31, 2024 (in thousands, except per share data):

		Weighted-Average Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2023	3	$772.45
Granted during the period	2	1,023.37
Vested during the period (1)	(3)	786.22
Forfeited during the period	—	—
Non-vested at December 31, 2024	2	$965.77
(1)	Includes less than one thousand shares withheld to cover employees’ taxes upon vesting.

The following table summarizes activity related to restricted stock awarded by the Company for the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2024	2023	2022
Compensation expense for restricted shares awarded	$1,967	$1,869	$1,808
Income tax benefit from compensation expense related to restricted shares	$493	$463	$450
Total fair value of restricted shares at vest date	$3,093	$2,693	$2,595
Shares awarded under the plans	2	2	3
Weighted-average grant-date fair value of shares awarded under the plans	$1,023.37	$888.60	$645.31

At December 31, 2024, the remaining unrecognized compensation expense related to unvested restricted share awards was $0.5 million, and the weighted-average period of time, over which this cost will be recognized, is 0.2 years.

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

The table below summarizes activity related to the Company’s ESPP for the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2024	2023	2022
Compensation expense for shares issued under the ESPP	$3,940	$3,552	$3,238
Income tax benefit from compensation expense related to shares issued under the ESPP	$987	$881	$806
Shares issued under the ESPP	24	26	31
Weighted-average price of shares issued under the ESPP	$929.82	$766.11	$592.22

Profit Sharing and Savings Plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  The Company may also make additional discretionary profit sharing contributions to the 401(k) Plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the years ended December 31, 2024, 2023, or 2022.  The Company expensed matching contributions under the 401(k) Plan in the amounts of $52.6 million, $48.6 million and $36.7 million for the year ended December 31, 2024, 2023, and 2022, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

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

The liability for compensation deferred under the Deferred Compensation Plan was $65.2 million and $59.5 million as of December 31, 2024 and 2023, respectively, which were included in “Other liabilities” on the accompanying Consolidated Balance Sheets.  The Company did not make discretionary contributions to the Deferred Compensation Plan during the years ended December 31, 2024, 2023, or 2022. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million, less than $0.1 million, and $0.2 million for the for the year ended December 31, 2024, 2023, and 2022, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Stock Appreciation Rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  There were 13,651 and 13,079 stock appreciation rights outstanding as of December 31, 2024 and 2023, respectively.  During the year ended December 31, 2024, there were 2,491 stock appreciation rights granted, 1,743 stock appreciation rights exercised, and 176 stock appreciation rights forfeited.  The liability for compensation to be paid for redeemed stock appreciation rights was $6.4 million and $4.5 million as of December 31, 2024 and 2023, respectively, which were included in “Other liabilities” on the Consolidated Balance Sheets.  The Company recorded compensation expense for stock appreciation rights in the amounts of $4.3 million, $1.1 million and $1.7 million for the year ended December 31, 2024, 2023, and 2022, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 16 – COMMITMENTS

Construction Commitments:

As of December 31, 2024, the Company had purchase obligations for construction contract commitments in the amount of $228.0 million.

Letters of Credit Commitments:

As of December 31, 2024, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability, and other insurance policies, in the amount of $127.3 million.  See Note 10 for further information concerning the Company’s letters of credit commitments.

Debt Financing Commitments:

Each series of senior notes is redeemable in whole, at any time, or in part, from time to time, at the Company’s option upon not less than 30 nor more than 60 days notice at a redemption price, plus any accrued and unpaid interest to, but not including, the redemption date, equal to the greater of (i) 100% of the principal amount thereof or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semiannual basis at the applicable Treasury Yield plus basis points identified in the indenture governing such series of senior notes; provided, that on or after the date that is three months prior to the maturity date of the series of senior notes, such series of senior notes is redeemable at a redemption price equal to par plus accrued and unpaid interest to, but not including, the redemption date.  In addition, if at any time the Company undergoes a Change of Control Triggering Event, as defined in the indenture governing such series of senior notes, the holders may require the Company to repurchase all or a portion of their senior notes at a price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, but not including the repurchase date.  See Note 10 for further information concerning the Company’s debt financing commitments.

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

Federal Renewable Energy Tax Credits:

The Company has entered into a conditional agreement to purchase transferrable federal renewable energy tax credits (“RETC”).  As of December 31, 2024, the Company had a total commitment of approximately $340 million to purchase RETCs, with the final closing payment anticipated to occur by April of 2026.

NOTE 17 – RELATED PARTIES

The Company leases certain land and buildings related to 70 of its O’Reilly Auto Parts stores under fifteen- or twenty-year operating lease agreements with entities that include one or more of the Company’s affiliated directors or members of an affiliated director’s immediate family.  Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements.  Lease payments under these operating leases totaled $4.8 million, $4.7 million, and $4.7 million for the year ended December 31, 2024, 2023, and 2022, respectively.  The Company believes that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.  See Note 7 for further information concerning the Company’s operating leases.

NOTE 18 – INCOME TAXES

The following table identifies components of income from continuing operations before income taxes included in “Income before income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the Year Ended
	December 31,
	2024	2023	2022
Domestic	$3,053,501	$2,994,856	$2,786,866
International	(8,437)	9,894	11,789
Income before income taxes	$3,045,064	$3,004,750	$2,798,655

Provision for Income Taxes:

The following tables reconcile the amounts included in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the Year Ended
	December 31,
	2024	2023	2022
Current:
Federal income tax expense	$587,496	$497,492	$455,779
State income tax expense	120,209	109,924	95,388
International income tax expense	446	2,521	5,263
Total current	708,151	609,937	556,430

Deferred:
Federal income tax (benefit) expense	(43,222)	41,782	62,719
State income tax (benefit) expense	(3,229)	6,003	8,583
International income tax (benefit) expense	(3,316)	447	(1,727)
Total deferred	(49,767)	48,232	69,575

Net income tax expense	$658,384	$658,169	$626,005

The following table outlines the reconciliation of the “Provision for income taxes” amounts included on the accompanying Consolidated Statements of Income to the amounts computed at the federal statutory rate for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the Year Ended
	December 31,
	2024	2023	2022
Federal income taxes at statutory rate	$639,534	$630,998	$587,716
State income taxes, net of federal tax benefit	97,459	98,254	87,352
Excess tax benefit from share-based compensation	(39,871)	(35,950)	(25,503)
Benefit from renewable energy tax credits	(28,345)	(19,627)	(17,593)
Other items, net	(10,393)	(15,506)	(5,967)
Total provision for income taxes	$658,384	$658,169	$626,005

The Company has invested in tax credit equity investments for the purposes of receiving renewable energy tax credits and purchased transferrable federal renewable energy tax credits.  During the year ended December 31, 2024, 2023, and 2022, the Company recognized investment tax credits in the amount $376.4 million, $336.5 million, and $167.6 million, respectively, all of which were realized through reductions in cash income taxes paid and were reflected as a component of the change in Income taxes payable on the accompanying Consolidated Statements of Cash Flows for the respective years.  As of December 31, 2024 and 2023, the Company had recorded a liability for the purchase of transferrable federal renewable energy tax credits in the amount of $346.6 million and $266.0 million, respectively, which were included in “Other current liabilities” on the accompanying Consolidated Balance Sheets.  See Note 1 for further information concerning the Company’s investment in tax credit funds.

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

The following table identifies significant components of the Company’s net deferred tax liabilities included in “Deferred income taxes” on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Allowance for doubtful accounts	$4,161	$2,430
Other accruals	174,307	150,483
Operating lease liability	589,140	559,830
Net operating loss	5,831	503
Other	17,726	17,599
Total deferred tax assets	791,165	730,845

Deferred tax liabilities:
Inventories	118,712	142,578
Property and equipment	298,804	280,791
Operating lease asset	568,577	540,359
Other	52,671	62,588
Total deferred tax liabilities	1,038,764	1,026,316

Net deferred tax liabilities	$(247,599)	$(295,471)

As of December 31, 2024 and 2023, the Company had foreign net operating loss (“NOL”) carryforwards totaling approximately $17.9 million ($5.8 million tax effected) and $1.3 million ($0.5 million tax effected), respectively.  These NOLs will expire, if not utilized, in various years ranging from 2032 to 2034.

Unrecognized Tax Benefits:

The following table summarizes the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Unrealized tax benefit, balance at January 1,	$23,943	$24,798	$26,847
Additions based on tax positions related to the current year	3,907	3,932	4,146
Payments related to items settled with taxing authorities	(420)	—	(1,000)
Reductions due to the lapse of statute of limitations and settlements	(4,906)	(4,787)	(5,195)
Unrealized tax benefit, balance at December 31,	$22,524	$23,943	$24,798

For the year ended December 31, 2024, 2023, and 2022, the Company recorded a reserve in the amount of $21.0 million, $21.9 million and $22.4 million, respectively, for unrecognized tax benefits, including interest and penalties, net of federal benefits, which if recognized would affect the Company’s effective tax rate.  The timing related to the ultimate resolution or settlement of these uncertain tax positions cannot be determined.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2024, 2023, and 2022, the Company had accrued approximately $4.0 million, $3.9 million and $3.5 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns.  During the year ended December 31, 2024, 2023, and 2022, the Company recorded tax expense related to an increase in its liability for interest and penalties in the amounts of $2.4 million, $2.1 million and $1.5 million, respectively.  Although unrecognized tax benefits for individual tax positions may increase or decrease during 2025, the Company expects a reduction of $7.5 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2024, resulting from settlement or expiration of the statute of limitations.

The Company’s United States federal income tax returns for tax years 2021 and beyond remain subject to examination by the Internal Revenue Service.  The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2013 through 2023.

NOTE 19 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2024	2023	2022
Numerator (basic and diluted):
Net income	$2,386,680	$2,346,581	$2,172,650

Denominator:
Weighted-average common shares outstanding – basic	58,339	60,475	64,372
Effect of stock options (1)	366	523	590
Weighted-average common shares outstanding – assuming dilution	58,705	60,998	64,962

Earnings per share:
Earnings per share-basic	$40.91	$38.80	$33.75
Earnings per share-assuming dilution	$40.66	$38.47	$33.44

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	99	95	144
Weighted-average exercise price per share of antidilutive stock options (1)	$1,016.81	$836.12	$663.36
(1)	See Note 15 for further information concerning the terms of the Company’s share-based compensation plans.

See Note 12 for information concerning the Company’s subsequent share repurchases.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework).  Based on this assessment, management believes that as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 of this annual report on Form 10-K.

Item 9B.  Other Information

(c) Rule 10b5-1 Trading Plan Elections:

None of the Company’s Directors or Officers adopted, modified, or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement, as defined in Item 408(c) of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by Part III is incorporated by reference from the Company’s Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Shareholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the end of the Company’s most recent fiscal year.  Except for those portions specifically incorporated in this annual report on Form 10-K by reference to the Company’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this annual report on Form 10-K.

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

Code of Ethics:

The Company’s Board of Directors has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions), and Team Members.  The Company’s Code of Ethics is available on its website at www.OReillyAuto.com, under the “Company Overview” and then “Corporate Governance” captions.  The Company intends to disclose any amendments or waivers of its Code of Ethics pertaining to a director or executive officer on the Company’s website at the above-referenced address.  The information on the Company’s website is not a part of this annual report on Form 10-K and is not incorporated by reference in this report or any of the Company’s other filings with the SEC.

Insider Trading Policy:

The Company maintains an Insider Trading Policy that applies to all of its directors, officers, and Team Members, which we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and listing standards.  As noted in the Insider Trading Policy, it is the also the Company’s policy to comply with applicable securities laws concerning trading in Company securities on the Company’s behalf.  The Insider Trading Policy is filed as Exhibit 19.1 to this annual report on Form 10-K.

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

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Thomas T. Hendrickson, John R. Murphy, Dana M. Perlman, and Andrea M. Weiss, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 5605(a)(2), the standards of Rule 10A-3 of the Exchange Act, and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2).  In addition, our Board of Directors has determined that Mr. Hendrickson, Chairperson of the Audit Committee, qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

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

1.	Financial Statements – O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders’ Report of the registrant for the year ended December 31, 2024, are filed with this annual report in Part II, Item 8:

●	Management’s Report on Internal Control over Financial Reporting.
●	Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.
●	Report of Independent Registered Public Accounting Firm – Financial Statements.
●	Consolidated Balance Sheets as of December 31, 2024 and 2023.
●	Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022.
●	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022.
●	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022.
●	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022.
●	Notes to Consolidated Financial Statements for the years ended December 31, 2024, 2023, and 2022.

2.	Financial Statement Schedules – O’Reilly Automotive, Inc. and Subsidiaries

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

4.16	Form of Note for 1.750% Senior Notes due 2031, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2020, is incorporated herein by this reference.

Exhibit No.	Description

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
4.21

Sixth Supplemental Indenture, dated as of August 19, 2024, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 19, 2024, is incorporated herein by this reference.

4.22	Form of Note for 5.000% Senior Notes due 2034, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 19, 2024, is incorporated herein by this reference.
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

Exhibit No.	Description

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

10.27

Underwriting Agreement, dated as of August 12, 2024, by and among the Company and J.P. Morgan Securities LLC, BofA Securities, Inc. and U.S. Bancorp Investments, Inc., as the representatives of the underwriters named on Schedule 1 thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2024, is incorporated herein by this reference.

19.1	Insider trading policy of O’Reilly Automotive, Inc., filed herewith.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 **	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit No.	Description

32.2 **	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
97.1

O’Reilly Automotive, Inc. 2014 Executive Incentive Compensation Clawback Policy, as Amended and Restated November 10, 2023, filed as Exhibit 97.1 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated February 28, 2023, is incorporated herein by this reference.

97.2 (a)

Form of O’Reilly Automotive, Inc. Executive Incentive Compensation Clawback Policy Acknowledgement, between O’Reilly Automotive, Inc. and O’Reilly Automotive, Inc. Executive Officers, filed as Exhibit 97.2 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated February 28, 2023, is incorporated herein by this reference.

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

O’REILLY AUTOMOTIVE, INC.
(Registrant)

Date:	February 28, 2025

By:	/s/	Brad Beckham
Brad Beckham
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	February 28, 2025

	/s/	Greg Henslee	/s/	David O’Reilly
	Greg Henslee		David O’Reilly
	Director and Executive Chairman of the Board		Director and Executive Vice Chairman of the Board

	/s/	Larry O’Reilly	/s/	Thomas T. Hendrickson
	Larry O’Reilly		Thomas T. Hendrickson
	Director and Vice Chairman of the Board		Director

	/s/	Gregory D. Johnson	/s/	John R. Murphy
	Gregory D. Johnson		John R. Murphy
	Director		Director

	/s/	Dana M. Perlman	/s/	Maria A. Sastre
	Dana M. Perlman		Maria A. Sastre
	Director		Director

	/s/	Andrea M. Weiss	/s/	Fred Whitfield
	Andrea M. Weiss		Fred Whitfield
	Director		Director

	/s/	Brad Beckham	/s/	Jeremy A. Fletcher
	Brad Beckham		Jeremy A. Fletcher
	Chief Executive Officer		Executive Vice President and
	(Principal Executive Officer)		Chief Financial Officer
(Principal Financial and Accounting Officer)