Form 10-Q
period 2025-03-31
O REILLY AUTOMOTIVE INC
filed 2025-05-09
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 56,989,455 shares outstanding as of May 5, 2025.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$191,248	$130,245
Accounts receivable, net	392,168	356,839
Amounts receivable from suppliers	129,921	139,091
Inventory	5,172,436	5,095,804
Other current assets	143,694	117,916
Total current assets	6,029,467	5,839,895

Property and equipment, at cost	9,450,387	9,192,254
Less: accumulated depreciation and amortization	3,684,666	3,587,098
Net property and equipment	5,765,721	5,605,156

Operating lease, right-of-use assets	2,374,177	2,324,638
Goodwill	933,130	930,161
Other assets, net	191,380	193,891
Total assets	$15,293,875	$14,893,741

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,535,532	$6,524,811
Self-insurance reserves	154,013	149,387
Accrued payroll	132,965	107,495
Accrued benefits and withholdings	214,547	199,593
Income taxes payable	137,142	6,274
Current portion of operating lease liabilities	425,330	419,213
Other current liabilities	910,977	876,732
Total current liabilities	8,510,506	8,283,505

Long-term debt	5,651,821	5,520,932
Operating lease liabilities, less current portion	2,026,668	1,980,705
Deferred income taxes	236,572	247,599
Other liabilities	225,764	231,961

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
57,113,515 as of March 31, 2025, and
57,482,184 as of December 31, 2024	571	575
Additional paid-in capital	1,484,737	1,462,565
Retained deficit	(2,805,929)	(2,791,288)
Accumulated other comprehensive loss	(36,835)	(42,813)
Total shareholders’ deficit	(1,357,456)	(1,370,961)

Total liabilities and shareholders’ deficit	$15,293,875	$14,893,741

Note:  The balance sheet at December 31, 2024, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2025	2024
Sales	$4,136,924	$3,976,240
Cost of goods sold, including warehouse and distribution expenses	2,015,439	1,942,068
Gross profit	2,121,485	2,034,172

Selling, general and administrative expenses	1,380,019	1,281,691
Operating income	741,466	752,481

Other income (expense):
Interest expense	(57,564)	(57,148)
Interest income	1,664	1,656
Other, net	(1,215)	3,401
Total other expense	(57,115)	(52,091)

Income before income taxes	684,351	700,390
Provision for income taxes	145,866	153,152
Net income	$538,485	$547,238

Earnings per share-basic:
Earnings per share	$9.40	$9.27
Weighted-average common shares outstanding – basic	57,304	59,017

Earnings per share-assuming dilution:
Earnings per share	$9.35	$9.20
Weighted-average common shares outstanding – assuming dilution	57,622	59,454

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2025	2024
Net income	$538,485	$547,238
Other comprehensive income (loss):
Foreign currency translation adjustments	5,978	7,176
Total other comprehensive income	5,978	7,176

Comprehensive income	$544,463	$554,414

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended March 31, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	57,482	$575	$1,462,565	$(2,791,288)	$(42,813)	$(1,370,961)
Net income	—	—	—	538,485	—	538,485
Total other comprehensive income	—	—	—	—	5,978	5,978
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	6	—	6,270	—	—	6,270
Net issuance of common stock upon exercise of stock options	57	—	19,019	—	—	19,019
Share-based compensation	—	—	7,941	—	—	7,941
Share repurchases, including fees	(431)	(4)	(11,058)	(548,370)	—	(559,432)
Excise tax on share repurchases	—	—	—	(4,756)	—	(4,756)
Balance at March 31, 2025	57,114	$571	$1,484,737	$(2,805,929)	$(36,835)	$(1,357,456)

	For the Three Months Ended March 31, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at December 31, 2023	59,073	$591	$1,352,275	$(3,131,532)	$39,388	$(1,739,278)
Net income	—	—	—	547,238	—	547,238
Total other comprehensive income	—	—	—	—	7,176	7,176
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	6	—	5,607	—	—	5,607
Net issuance of common stock upon exercise of stock options	165	2	52,414	—	—	52,416
Share-based compensation	—	—	6,548	—	—	6,548
Share repurchases, including fees	(262)	(3)	(6,088)	(263,928)	—	(270,019)
Excise tax on share repurchases	—	—	—	(886)	—	(886)
Balance at March 31, 2024	58,982	$590	$1,410,756	$(2,849,108)	$46,564	$(1,391,198)

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2025	2024
Operating activities:
Net income	$538,485	$547,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	122,224	109,648
Amortization of debt discount and issuance costs	1,851	1,593
Deferred income taxes	(11,159)	2,374
Share-based compensation programs	8,444	7,022
Other	3,191	2,997
Changes in operating assets and liabilities:
Accounts receivable	(37,758)	(36,954)
Inventory	(75,081)	(92,042)
Accounts payable	9,952	6,107
Income taxes payable	138,513	140,025
Other	56,458	16,207
Net cash provided by operating activities	755,120	704,215

Investing activities:
Purchases of property and equipment	(286,951)	(249,240)
Proceeds from sale of property and equipment	1,948	3,853
Other, including acquisitions, net of cash acquired	—	(155,366)
Net cash used in investing activities	(285,003)	(400,753)

Financing activities:
Proceeds from borrowings on revolving credit facility	—	30,000
Net proceeds (payments) of commercial paper	129,288	(310,805)
Payment of debt issuance costs	(3,801)	—
Repurchases of common stock	(559,432)	(270,019)
Net proceeds from issuance of common stock	24,926	57,815
Other	(433)	(569)
Net cash used in financing activities	(409,452)	(493,578)

Effect of exchange rate changes on cash	338	248
Net increase (decrease) in cash and cash equivalents	61,003	(189,868)
Cash and cash equivalents at beginning of the period	130,245	279,132
Cash and cash equivalents at end of the period	$191,248	$89,264

Supplemental disclosures of cash flow information:
Income taxes paid	$16,904	$9,798
Interest paid, net of capitalized interest	39,424	34,671

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 – SEGMENT REPORTING

The Company conducts its operations in the U.S., Canada, and Mexico, collectively this represents its single operating segment, referred to as its automotive aftermarket parts segment, which is its only reportable segment.  There have been no changes in the determination of segmentation or the measurements used to determine reported segment net income during the three months ended March 31, 2025.  The measure of segment assets is reported as “Total assets” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024.  At March 31, 2025, and December 31, 2024, the Company’s consolidated long-lived assets were located primarily in the United States and consolidated revenue was primarily generated within the United States for the three months ending March 31, 2025 and 2024, with immaterial assets and revenues associated with international operations.

The table below identifies the Company’s significant segment expenses regularly provided to the chief operating decision maker that are included in reported segment profit or loss, which is consolidated net income, for the three months ended March 31, 2025 and 2024 (in thousands):

		For the Three Months Ended
		March 31,
		2025	2024
Automotive aftermarket parts segment:
Sales		$4,136,924	$3,976,240
Cost of goods sold, including warehouse and distribution expenses		2,015,439	1,942,068
Gross profit		2,121,485	2,034,172
Less:	Team Member compensation expense (1)	863,543	816,497
	Rent expense (2)	113,160	104,787
	Depreciation and amortization expense	99,010	88,697
	Advertising expense	19,934	18,167
	Other segment items (3)	283,923	248,486
	Interest expense	57,564	57,148
	Provision for income taxes	145,866	153,152
Consolidated net income		$538,485	$547,238
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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction, and other operating decisions and activities.  As of March 31, 2025, the Company had invested in five unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.

The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $22.6 million as of March 31, 2025, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024.  The Company recorded a decrease in fair value related to its marketable securities in the amount of $0.6 million and an increase in fair value related to its marketable securities in the amount of $3.5 million for the three months ended March 31, 2025 and 2024, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of March 31, 2025, and December 31, 2024 (in thousands):

March 31, 2025
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$60,631	$—	$—	$60,631

December 31, 2024
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$65,156	$—	$—	$65,156

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of March 31, 2025, and December 31, 2024, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair Value of Financial Instruments:

The carrying amounts of the Company’s senior notes, unsecured revolving credit facility borrowings, and commercial paper program borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of March 31, 2025, and December 31, 2024, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$5,322,784	$5,206,809	$5,321,219	$5,151,768

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

NOTE 5 – LEASES

The Company leases certain office space, retail stores, distribution centers, and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three months ended March 31, 2025 and 2024, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$111,199	$103,556
Short-term operating lease cost	2,779	2,500
Variable operating lease cost	32,725	25,634
Sublease income	(1,247)	(1,154)
Total lease cost	$145,456	$130,536

The following table summarizes other lease-related information for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$109,580	$101,616
Right-of-use assets obtained in exchange for new operating lease liabilities	105,526	88,091

NOTE 6 – SUPPLIER FINANCE PROGRAM

The Company has established and maintains supplier finance programs with certain third-party financial institutions, which allow participating merchandise suppliers to voluntarily elect to assign the Company’s payment obligations due to these merchandise suppliers to one of the designated third-party institutions.  Under these supplier finance programs, the Company has agreed to pay the third-party financial institutions the stated amount of confirmed merchandise supplier invoices on the original maturity dates of the invoices, which are generally for a term of one year.  The Company does not have any assets pledged as security or other forms of guarantees for the committed payment to the third-party financial institutions.  As of March 31, 2025, and December 31, 2024, the Company had obligations outstanding under these programs for invoices that were confirmed as valid to the third-party financial institutions in the amounts of $4.7 billion and $4.8 billion, respectively, which were included as a component of “Accounts payable” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 7 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Commercial paper program, weighted-average variable interest rate of 4.640% as of March 31, 2025 and 4.750% as of December 31, 2024	329,500	200,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
5.750% Senior Notes due 2026, effective interest rate of 5.767%	750,000	750,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	850,000
5.000% Senior Notes due 2034, effective interest rate of 5.028%	500,000	500,000
Total principal amount of debt	5,679,500	5,550,000
Less: Unamortized discount and debt issuance costs	27,679	29,068
Total long-term debt	$5,651,821	$5,520,932

Unsecured Revolving Credit Facility:

The Company is party to a credit agreement dated June 15, 2021, as amended and restated by the First Amended and Restated Credit Agreement as of March 31, 2025 (the “Credit Agreement”).  The Credit Agreement provides for a five-year $2.25 billion unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by JPMorgan Chase Bank, N.A., which is scheduled to mature in March of 2030.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $900 million, provided that the aggregate amount of the commitments does not exceed $3.15 billion at any time.

As of March 31, 2025, and December 31, 2024, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability, and other insurance policies, under the Credit Agreement in the amount of $5.3 million and $5.4 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of these outstanding letters of credit have a one-year term from the date of issuance.  As of March 31, 2025, and December 31, 2024, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted Term SOFR Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of March 31, 2025, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Term Benchmark Revolving Loans was 0.900%, and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights, and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from lenders.  As of March 31, 2025, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of March 31, 2025, and December 31, 2024, the Company had additional outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability, and other insurance policies, each in the amount of $121.9 million.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Commercial Paper Program:

On August 9, 2023, the Company established a commercial paper program (the “Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $2.25 billion.  The Notes will have maturities of up to 397 days from the date of issue.  The Notes rank at least pari passu with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company plans to use its Revolving Credit Facility as a liquidity backstop for the repayment of Notes outstanding under the Program.  The Notes issued under the Program were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2025, as the Company has the ability and intent to refinance these Notes on a long-term basis.

Senior Notes:

As of March 31, 2025, the Company has issued and outstanding a cumulative $5.4 billion aggregate principal amount of unsecured senior notes, which are due between 2026 and 2034, with UMB Bank, N.A. and U.S. Bank Trust Company, National Association as trustees.  Interest on the senior notes, ranging from 1.750% to 5.750%, is payable semi-annually and is computed on the basis of a 360-day year.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March 31, 2025.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March 31, 2025 (in thousands):

Warranty liabilities, balance at December 31, 2024	$133,251
Warranty claims	(49,666)
Warranty accruals	50,553
Foreign currency translation	8
Warranty liabilities, balance at March 31, 2025	$134,146

NOTE 9 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend, or terminate the share repurchase program at any time, without prior notice.  As announced on November 16, 2023, and November 22, 2024, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $2.0 billion, resulting in a cumulative authorization amount of $27.8 billion.  The additional authorizations are effective for three years, beginning on their respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2025	2024
Shares repurchased	431	262
Average price per share	$1,297.15	$1,029.24
Total investment	$559,428	$270,017

As of March 31, 2025, the Company had $1.9 billion remaining under its share repurchase authorization.  Excise tax on shares repurchased, assessed at one percent of the fair market value of shares repurchased, was $5.6 million for the three months ended March 31, 2025.

Subsequent to the end of the first quarter and through May 9, 2025, the Company repurchased 0.2 million additional shares of its common stock under its share repurchase program, at an average price of $1,379.40, for a total investment of $211.6 million.  The Company has repurchased a total of 96.6 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 9, 2025, at an average price of $269.40, for a total aggregate investment of $26.0 billion.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2024	$(42,813)	$(42,813)
Change in accumulated other comprehensive income	5,978	5,978
Accumulated other comprehensive loss, balance at March 31, 2025	$(36,835)	$(36,835)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at December 31, 2023	$39,388	$39,388
Change in accumulated other comprehensive income	7,176	7,176
Accumulated other comprehensive income, balance at March 31, 2024	$46,564	$46,564
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 11 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Sales to do-it-yourself customers	$2,051,859	$2,003,805
Sales to professional service provider customers	1,998,593	1,875,186
Other sales and sales adjustments	86,472	97,249
Total sales	$4,136,924	$3,976,240

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

The table below identifies stock option activity under these plans during the three months ended March 31, 2025 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2024	628	$548.91
Granted	43	1,305.28
Exercised	(57)	333.58
Forfeited or expired	(1)	828.41
Outstanding at March 31, 2025	613	$621.37
Exercisable at March 31, 2025	423	$457.04

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility, and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the three months ended March 31, 2025 and 2024:

	March 31,
	2025		2024
Risk free interest rate	4.28%		4.14%
Expected life	6.7	Years	6.6	Years
Expected volatility	26.9%		28.3%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2025	2024
Compensation expense for stock options awarded	$6,898	$5,595
Income tax benefit from compensation expense related to stock options	1,731	1,438

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025, was $498.61, compared to $411.22 for the three months ended March 31, 2024.  The remaining unrecognized compensation expense related to unvested stock option awards at March 31, 2025, was $58.6 million, and the weighted-average period of time over which this cost will be recognized is 2.9 years.

Other Share-Based Compensation Plans:

The Company sponsors other share-based compensation plans:  incentive plans that provide for the awarding of shares of restricted stock and stock appreciation rights and an employee stock purchase plan (the “ESPP”), which permits eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value.  The Company recorded compensation expense for these other share-based compensation plans in the amount of $4.2 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Benefit Plans:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code.  The Company expensed matching contributions under these plans in the amount of $14.0 million and $13.9 million for the three months ended March 31, 2025 and 2024, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  See Note 4 for further information concerning the Company’s marketable securities held to fulfill our future unsecured obligations under the Deferred Compensation Plan.

NOTE 13 – COMMITMENTS

The Company has a conditional agreement to purchase transferrable federal renewable energy tax credits (“RETC”).  As of March 31, 2025, the Company had a remaining total commitment of approximately $340 million to purchase RETCs, with the final closing payment anticipated to occur by April of 2026.

NOTE 14 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2025	2024
Numerator (basic and diluted):
Net income	$538,485	$547,238

Denominator:
Weighted-average common shares outstanding – basic	57,304	59,017
Effect of stock options (1)	318	437
Weighted-average common shares outstanding – assuming dilution	57,622	59,454

Earnings per share:
Earnings per share-basic	$9.40	$9.27
Earnings per share-assuming dilution	$9.35	$9.20

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	98	119
Weighted-average exercise price per share of antidilutive stock options (1)	$1,136.87	$917.74
(1)	See Note 12 for further information concerning the terms of the Company’s share-based compensation plans.

For the three months ended March 31, 2025 and 2024, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

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

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In December of 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”).  ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures.  Under ASU 2023-09, a public entity will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, such as if the effect of the reconciling item is equal to or greater than five percent of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate.  Entities would also have to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid, along with income/loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state, and foreign.  ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.  ASU 2023-09 allows for early adoption for annual financial statements that have not yet been issued and allows retrospective and prospective adoption.  The Company will adopt this guidance beginning with its fourth quarter ending December 31, 2025.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

In November of 2024, FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”).  Under 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses.  Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as an entity’s definition of selling expenses.  ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements.  The Company will adopt this guidance beginning with its fourth quarter ending December 31, 2027.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

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

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the three months ended March 31, 2025 and 2024;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information, forward-looking statements, and other risk factors included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend,” or similar words.  In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues, and future performance.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties, and assumptions, including, but not limited to, the economy in general; inflation; consumer debt levels; product demand; a public health crisis; the market for auto parts; competition; weather; trade disputes and changes in trade policies, including the imposition of new or increased tariffs; availability of key products and supply chain disruptions; business interruptions, including terrorist activities, war and the threat of war; failure to protect our brand and reputation; challenges in international markets; volatility of the market price of our common stock; our increased debt levels; credit ratings on public debt; damage, failure, or interruption of information technology systems, including information security and cyber-attacks; historical growth rate sustainability; our ability to hire and retain qualified employees; risks associated with the performance of acquired businesses; and governmental regulations.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2024, and subsequent Securities and Exchange Commission filings, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States, Puerto Rico, Mexico, and Canada.  We are one of the largest North American automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our goal is to achieve growth in sales and profitability by capitalizing on our competitive advantages, such as our dual market strategy, superior customer service provided by well-trained and technically proficient Team Members, and strategic distribution and hub store network that provides same day and over-night inventory access for our stores to offer a broad selection of product offerings.  The successful execution of our growth strategy includes aggressively opening new stores, growing sales in existing stores, continually enhancing merchandising and store layouts, and implementing our Omnichannel initiatives.  As of March 31, 2025, we operated 6,298 stores in 48 U.S. states and Puerto Rico, 93 stores in Mexico, and 25 stores in Canada.

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

Our business is influenced by a number of general macroeconomic factors that impact both our industry and consumers, including, but not limited to, inflation, tariffs, fuel and energy costs, unemployment trends, interest rates, and other economic factors.  Future changes, such as continued broad-based inflation and rapid fuel cost increases that exceed wage growth, may negatively impact our consumers’ level of disposable income, and we cannot predict the degree these changes, or other future changes, may have on our business or industry.

We believe the key drivers of demand over the long-term for the products sold within the automotive aftermarket include the number of miles driven, number of registered vehicles, annual rate of light vehicle sales, and average vehicle age.  Currently, our consolidated revenue is primarily generated within the United States.

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. increased 2.1% and 1.0% in 2023 and 2024, respectively, and year-to-date through March of 2025, miles driven have increased 0.6% despite 2024 containing one more day with Leap Day.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Auto Care Association, the total number of U.S. registered vehicles increased 14.2% from 2013 to 2023, bringing the number of light vehicles on the road to 284 million by the end of 2023.  For the year ended December 31, 2024, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 16.8 million vehicles, and for 2025, the SAAR is estimated to be approximately 17.8 million vehicles, contributing to the continued growth in the total number of registered vehicles on the road.  From 2013 to 2023, U.S. vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 10.6%, from 11.3 years in 2013 to 12.5 years in 2023.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from rising average new and used vehicle prices, as consumers are more willing to continue to invest in their current vehicle.

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

Inflationary cost pressures impact our business; however, historically we have been successful, in many cases, in reducing the effects of merchandise cost increases, principally by taking advantage of supplier incentive programs and economies of scale resulting from increased volume of purchases.  To the extent our acquisition costs increase due to base commodity price increases or other input cost increases affecting the entire industry, we have typically been able to pass along these cost increases through higher selling prices for the affected products.  As a result, we do not believe inflation has had a material adverse effect on our operations.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended March 31, 2025, increased $161 million, or 4%, to $4.14 billion from $3.98 billion for the same period one year ago. Comparable store sales for stores open at least one year increased 3.6% and 3.4% for the three months ended March 31, 2025 and 2024, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, and sales to Team Members, as well as sales from Leap Day in the three months ended March 31, 2024.  Online sales for ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation. We opened 38 and 37 net, new stores during the three months ended March 31, 2025 and 2024, respectively.  Additionally, we began operating 23 stores in Canada from the Groupe Del Vasto (Vast Auto) acquisition during the three months ended March 31, 2024.  We anticipate total new store growth to be 200 to 210 net, new store openings in 2025.

The increase in sales for the three months ended March 31, 2025, was primarily the result of the 3.6% increase in domestic comparable store sales, a $73 million increase in sales from new stores opened in 2024 and 2025 that are not considered comparable stores, partially offset by the effect of sales from one additional day in the prior year due to Leap Day.  Our comparable store sales increase for the three months ended March 31, 2025, was driven by increases in average ticket values and transaction costs for both professional service provider and DIY customers.  Average ticket values continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.

See Note 11 “Revenue” to the Condensed Consolidated Financial Statements for further information concerning the Company’s sales.

Gross Profit:

Gross profit for the three months ended March 31, 2025, increased 4% to $2.12 billion (or 51.3% of sales) from $2.03 billion (or 51.2% of sales) for the same period one year ago.  The increase in gross profit dollars for the three months ended March 31, 2025, was primarily the result of the increase in comparable store sales at existing stores and sales from new stores, partially offset by prior year gross profit dollars generated from one additional day due to Leap Day.  The increase in gross profit as a percentage of sales for the three months ended March 31, 2025, was primarily due to improved acquisition costs, partially offset by a greater percentage of our total sales mix being generated from professional service provider customers, which carry a lower gross margin percentage than DIY sales.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2025, increased 8% to $1.38 billion (or 33.4% of sales) from $1.28 billion (or 32.2% of sales) for the same period one year ago.  The increase in total SG&A dollars for the three months ended March 31, 2025, was primarily the result of additional Team Members and operating expenses to support our increased sales and store count and enhancements to store level pay plans, partially offset by prior year incremental SG&A expenses incurred from one additional day due to Leap Day.  The increase in SG&A as a percentage of sales for the three months ended March 31, 2025, was principally due to enhancements to store level pay plans, inflationary pressures in medical plan costs, maintenance and refreshment of stores, and information technology investments.

Operating Income:

As a result of the impacts discussed above, operating income for the three months ended March 31, 2025, was $741 million (or 17.9% of sales), from $752 million (or 18.9% of sales) for the same period one year ago.

Other Income and Expense:

Total other expense for the three months ended March 31, 2025, increased 10% to $57 million (or 1.4% of sales) from $52 million (or 1.3% of sales) for the same period one year ago.  The increase in total other expense for the three months ended March 31, 2025, was the result of a decrease in the value of our trading securities, as compared to an increase in the same period in 2024.  See Note 4 “Fair Value Measurements” to the Condensed Consolidated Financial Statements for further information concerning the Company’s trading securities.

Income Taxes:

Our provision for income taxes for the three months ended March 31, 2025, decreased 5% to $146 million (21.3% effective tax rate) from $153 million (21.9% effective tax rate) for the same period one year ago.  The decrease in our provision for income taxes and our effective tax rate for the three months ended March 31, 2025, was the result of timing of recognizing tax credits in the current period, as compared to the same period in 2024, partially offset by lower excess tax benefits from share-based compensation in the current period, as compared to the same period one year ago.  The decrease in our provision for income taxes for the three months ended March 31, 2025, was also reduced by lower income before income taxes.

Net Income:

As a result of the impacts discussed above, net income for the three months ended March 31, 2025, decreased 2% to $538 million (or 13.0% of sales) from $547 million (or 13.8% of sales) for the same period one year ago.

Earnings Per Share:

Our diluted earnings per common share for the three months ended March 31, 2025, increased 2% to $9.35 on 58 million shares from $9.20 on 59 million shares for the same period one year ago.

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

Other than the commitment discussed in Note 13 “Commitments” to the Condensed Consolidated Financial Statements, there have been no material changes to the contractual obligations, to which we are committed, since those discussed in our annual report on Form 10-K for the year ended December 31, 2024.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended
	March 31,
Liquidity:	2025	2024
Total cash provided by/(used in):
Operating activities	$755,120	$704,215
Investing activities	(285,003)	(400,753)
Financing activities	(409,452)	(493,578)
Effect of exchange rate changes on cash	338	248
Net increase (decrease) in cash and cash equivalents	$61,003	$(189,868)

Capital expenditures	$286,951	$249,240
Free cash flow (1)	455,244	438,855
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period. See page 21 for the reconciliation of the calculation of free cash flow.

Operating Activities:

The increase in net cash provided by operating activities during the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to an increase in accrued payroll and benefits and a smaller increase in net inventory investment.

Investing Activities:

The decrease in net cash used in investing activities during the three months ended March 31, 2025, compared to the same period in 2024, was the result of the acquisition of Vast Auto in the prior year, partially offset by an increase in capital expenditures.  The increase in capital expenditures was primarily due to distribution enhancement and expansion projects and an increase in investments in new store capital growth, as compared to the same period in the prior year.

Financing Activities:

The decrease in net cash used in financing activities during the three months ended March 31, 2025, compared to the same period in 2024, was attributable to a net borrowings on the Company’s commercial paper program in the current period versus net paydown on the Company’s commercial paper issuances during the same period in 2024, partially offset by an increase in repurchases of our common stock.

Debt Instruments:

See Note 7 “Financing” to the Condensed Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit, commercial paper program, and unsecured senior notes.

Debt Covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of March 31, 2025, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.03 times and 6.31 times as of March 31, 2025 and 2024, respectively, and a consolidated leverage ratio of 1.92 times and 1.84 times as of March 31, 2025 and 2024, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2025 and 2024 (dollars in thousands):

		For the Twelve Months Ended
		March 31,
		2025	2024
GAAP net income		$2,377,927	$2,376,934
Add:	Interest expense	222,964	214,244
	Rent expense (1)	461,940	431,176
	Provision for income taxes	651,098	650,786
	Depreciation expense	469,496	421,444
	Amortization expense	4,972	3,518
	Non-cash share-based compensation	30,353	27,098
Non-GAAP EBITDAR		$4,218,750	$4,125,200

	Interest expense	$222,964	$214,244
	Capitalized interest	14,987	8,718
	Rent expense (1)	461,940	431,176
Total fixed charges		$699,891	$654,138

Consolidated fixed charge coverage ratio		6.03	6.31

GAAP debt		$5,651,821	$5,288,632
Add:	Stand-by letters of credit	127,264	137,848
	Unamortized discount and debt issuance costs	27,679	28,368
	Five-times rent expense	2,309,700	2,155,880
Non-GAAP adjusted debt		$8,116,464	$7,610,728

Consolidated leverage ratio		1.92	1.84
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended March 31, 2025 and 2024 (in thousands):

		For the Twelve Months Ended
		March 31,
		2025	2024
Total lease cost, per ASC 842		$558,415	$510,208
Less:	Variable non-contract operating lease components, related to property taxes and insurance	96,475	79,032
Rent expense		$461,940	$431,176

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the three months ended March 31, 2025 and 2024 (in thousands):

		For the Three Months Ended
		March 31,
		2025	2024
Cash provided by operating activities		$755,120	$704,215
Less:	Capital expenditures	286,951	249,240
	Excess tax benefit from share-based compensation payments	12,925	16,120
Free cash flow		$455,244	$438,855

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management.  Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared. There have been no material changes in the critical accounting estimates since those discussed in our annual report on Form 10-K for the year ended December 31, 2024.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 16 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for information about recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted Term SOFR Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of March 31, 2025, we had no outstanding borrowings under our Revolving Credit Facility.

We are also subject to interest rate risk to the extent we issue short-term, unsecured commercial paper notes under our commercial paper program (the “Program”) with variable interest rates.  As of March 31, 2025, we had outstanding borrowings under the Program in the amount of $329.5 million, at the weighted-average variable interest rate of 4.640%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $1.5 million.

Cash Equivalents Risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of March 31, 2025, our cash and cash equivalents totaled $191.2 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $372.8 million at March 31, 2025.  The period-end exchange rate of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 1.7% from December 31, 2024.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at March 31, 2025, would be approximately $33.9 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

We view our investments in Canadian subsidiaries as long-term.  The net asset exposure in the Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates was $166.5 million at March 31, 2025.  The period-end exchange rate of the Canadian dollar, relative to the U.S. dollar, weakened by less than 0.1% from December 31, 2024.  The potential loss in value of our net assets in the Canadian subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at March 31, 2025, would be approximately $15.1 million.  Any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Canadian subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

Our market risks have not materially changed since those discussed in our annual report on Form 10-K for the year ended December 31, 2024.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2025, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the three months ended March 31, 2025.  The following table identifies all repurchases during the three months ended March 31, 2025, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
January 1, 2025, to January 31, 2025	133	$1,224.41	133	$2,332,846
February 1, 2025, to February 28, 2025	146	1,317.36	146	2,140,232
March 1, 2025, to March 31, 2025	152	1,341.33	152	$1,936,263
Total as of March 31, 2025	431	$1,297.15	431
(1)	The authorization under the share repurchase program that currently has capacity is scheduled to expire on November 22, 2027. No other share repurchase programs existed during the three months ended March 31, 2025. See Note 9 “Share Repurchase Program” to the Condensed Consolidated Financial Statements for further information on our share repurchases.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan Elections:

None of the Company’s Directors or Officers adopted, modified, or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement, as defined in Item 408(c) of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2025.

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
10.1

First Amended and Restated Credit Agreement dated as of March 31, 2025, among O’Reilly Automotive, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 1, 2025, is incorporated herein by this reference.

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

O’REILLY AUTOMOTIVE, INC.

May 9, 2025	/s/	Brad Beckham
Date	Brad Beckham
Chief Executive Officer
(Principal Executive Officer)

May 9, 2025	/s/	Jeremy A. Fletcher
Date	Jeremy A. Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)