Form 10-Q
period 2025-09-30
O REILLY AUTOMOTIVE INC
filed 2025-11-07
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 844,104,092 shares outstanding as of November 3, 2025.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$204,513	$130,245
Accounts receivable, net	422,849	356,839
Amounts receivable from suppliers	178,155	139,091
Inventory	5,610,118	5,095,804
Other current assets	181,340	117,916
Total current assets	6,596,975	5,839,895

Property and equipment, at cost	9,982,785	9,192,254
Less: accumulated depreciation and amortization	3,849,021	3,587,098
Net property and equipment	6,133,764	5,605,156

Operating lease, right-of-use assets	2,404,612	2,324,638
Goodwill	945,587	930,161
Other assets, net	198,689	193,891
Total assets	$16,279,627	$14,893,741

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$7,060,609	$6,524,811
Self-insurance reserves	180,138	149,387
Accrued payroll	154,288	107,495
Accrued benefits and withholdings	256,835	199,593
Income taxes payable	10,696	6,274
Current portion of operating lease liabilities	436,672	419,213
Other current liabilities	610,521	876,732
Total current liabilities	8,709,759	8,283,505

Long-term debt	5,915,530	5,520,932
Operating lease liabilities, less current portion	2,049,454	1,980,705
Deferred income taxes	240,728	247,599
Other liabilities	258,832	231,961

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 1,250,000,000
Issued and outstanding shares –
846,832,348 as of September 30, 2025, and
862,232,760 as of December 31, 2024	8,468	8,622
Additional paid-in capital	1,519,584	1,454,518
Retained deficit	(2,438,352)	(2,791,288)
Accumulated other comprehensive income (loss)	15,624	(42,813)
Total shareholders’ deficit	(894,676)	(1,370,961)

Total liabilities and shareholders’ deficit	$16,279,627	$14,893,741

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales	$4,705,696	$4,364,437	$13,367,678	$12,612,878
Cost of goods sold, including warehouse and distribution expenses	2,265,750	2,113,212	6,479,709	6,159,421
Gross profit	2,439,946	2,251,225	6,887,969	6,453,457

Selling, general and administrative expenses	1,463,879	1,354,497	4,255,966	3,940,950
Operating income	976,067	896,728	2,632,003	2,512,507

Other income (expense):
Interest expense	(59,566)	(55,166)	(174,467)	(167,145)
Interest income	1,780	2,055	5,329	5,239
Other, net	5,369	4,304	6,591	9,266
Total other expense	(52,417)	(48,807)	(162,547)	(152,640)

Income before income taxes	923,650	847,921	2,469,456	2,359,867
Provision for income taxes	197,754	182,457	536,480	524,317
Net income	$725,896	$665,464	$1,932,976	$1,835,550

Earnings per share-basic:
Earnings per share	$0.86	$0.76	$2.26	$2.09
Weighted-average common shares outstanding – basic	848,292	869,971	853,909	878,442

Earnings per share-assuming dilution:
Earnings per share	$0.85	$0.76	$2.25	$2.08
Weighted-average common shares outstanding – assuming dilution	852,704	875,023	858,452	884,135

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$725,896	$665,464	$1,932,976	$1,835,550
Other comprehensive income (loss):
Foreign currency translation adjustments	7,059	(22,026)	58,437	(52,522)
Total other comprehensive income (loss)	7,059	(22,026)	58,437	(52,522)

Comprehensive income	$732,955	$643,438	$1,991,413	$1,783,028

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended September 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at June 30, 2025	850,561	8,506	1,499,288	(2,748,221)	8,565	$(1,231,862)
Net income	—	—	—	725,896	—	725,896
Total other comprehensive income	—	—	—	—	7,059	7,059
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	87	1	7,371	—	—	7,372
Net issuance of common stock upon exercise of stock options	466	4	12,737	—	—	12,741
Share based compensation	—	—	7,774	—	—	7,774
Share repurchases, including fees	(4,282)	(43)	(7,586)	(412,381)	—	(420,010)
Excise tax on share repurchases	—	—	—	(3,646)	—	(3,646)
Balance at September 30, 2025	846,832	$8,468	$1,519,584	$(2,438,352)	$15,624	$(894,676)

	For the Nine Months Ended September 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	862,233	$8,622	$1,454,518	$(2,791,288)	$(42,813)	$(1,370,961)
Net income	—	—	—	1,932,976	—	1,932,976
Total other comprehensive income	—	—	—	—	58,437	58,437
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	267	3	21,306	—	—	21,309
Net issuance of common stock upon exercise of stock options	1,887	19	48,581	—	—	48,600
Share-based compensation	—	—	25,577	—	—	25,577
Share repurchases, including fees	(17,555)	(176)	(30,398)	(1,566,076)	—	(1,596,650)
Excise tax on share repurchases	—	—	—	(13,964)	—	(13,964)
Balance at September 30, 2025	846,832	$8,468	$1,519,584	$(2,438,352)	$15,624	$(894,676)

	For the Three Months Ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at June 30, 2024	873,581	8,736	1,407,645	(3,008,665)	8,892	$(1,583,392)
Net income	—	—	—	665,464	—	665,464
Total other comprehensive loss	—	—	—	—	(22,026)	(22,026)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	92	1	5,808	—	—	5,809
Net issuance of common stock upon exercise of stock options	1,391	14	33,212	—	—	33,226
Share based compensation	—	—	6,865	—	—	6,865
Share repurchases, including fees	(7,480)	(75)	(12,181)	(528,462)	—	(540,718)
Excise tax on share repurchases	—	—	—	(4,292)	—	(4,292)
Balance at September 30, 2024	867,584	$8,676	$1,441,349	$(2,875,955)	$(13,134)	$(1,439,064)

	For the Nine Months Ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2023	886,092	$8,861	$1,344,005	$(3,131,532)	$39,388	$(1,739,278)
Net income	—	—	—	1,835,550	—	1,835,550
Total other comprehensive loss	—	—	—	—	(52,522)	(52,522)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	300	3	18,210	—	—	18,213
Net issuance of common stock upon exercise of stock options	4,371	44	96,002	—	—	96,046
Share-based compensation	—	—	20,138	—	—	20,138
Share repurchases, including fees	(23,179)	(232)	(37,006)	(1,567,271)	—	(1,604,509)
Excise tax on share repurchases	—	—	—	(12,702)	—	(12,702)
Balance at September 30, 2024	867,584	$8,676	$1,441,349	$(2,875,955)	$(13,134)	$(1,439,064)

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net income	$1,932,976	$1,835,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	375,825	339,324
Amortization of debt discount and issuance costs	5,502	4,870
Deferred income taxes	(7,873)	8,536
Share-based compensation programs	27,108	21,600
Other	7,381	5,928
Changes in operating assets and liabilities:
Accounts receivable	(66,898)	(9,175)
Inventory	(486,368)	(212,491)
Accounts payable	532,599	252,454
Income taxes payable	(1,882)	198,780
Other	(189,869)	(20,287)
Net cash provided by operating activities	2,128,501	2,425,089

Investing activities:
Purchases of property and equipment	(899,783)	(732,916)
Proceeds from sale of property and equipment	16,882	10,268
Other, including acquisitions, net of cash acquired	(13,664)	(160,960)
Net cash used in investing activities	(896,565)	(883,608)

Financing activities:
Proceeds from borrowings on revolving credit facility	—	30,000
Payments on revolving credit facility	—	(30,000)
Net proceeds (payments) of commercial paper	389,796	(706,850)
Proceeds from the issuance of long-term debt	—	498,910
Payment of debt issuance costs	(3,829)	(3,900)
Payment of excise tax on share repurchases	(17,012)	—
Repurchases of common stock	(1,596,650)	(1,604,509)
Net proceeds from issuance of common stock	68,280	112,825
Other	(433)	(569)
Net cash used in financing activities	(1,159,848)	(1,704,093)

Effect of exchange rate changes on cash	2,180	(907)
Net increase (decrease) in cash and cash equivalents	74,268	(163,519)
Cash and cash equivalents at beginning of the period	130,245	279,132
Cash and cash equivalents at end of the period	$204,513	$115,613

Supplemental disclosures of cash flow information:
Income taxes paid	$876,513	$419,331
Interest paid, net of capitalized interest	152,090	139,228

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2025

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

In July 2025, H.R. 1 was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses.  The effects of the legislation, which were immaterial, are reflected in the accompanying consolidated financial statements for the periods ended September 30, 2025.

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

NOTE 2 – SEGMENT REPORTING

The Company conducts its operations in the U.S., Canada, and Mexico, and collectively this represents its single operating segment, referred to as its automotive aftermarket parts segment, which is its only reportable segment.  There have been no changes in the determination of segmentation or the measurements used to determine reported segment net income during the nine months ended September 30, 2025.  Net income is utilized by the chief operating decision maker to evaluate budget to actual results, as well as trends over time, to allocate resources, and evaluate performance.  The measure of segment assets is reported as “Total assets” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024.  At September 30, 2025, and December 31, 2024, the Company’s consolidated long-lived assets were located primarily in the United States and consolidated revenue was primarily generated within the United States for the three and nine months ended September 30, 2025 and 2024, with immaterial assets and revenues associated with international operations.

The table below identifies the Company’s significant segment expenses regularly provided to the chief operating decision maker that are included in reported segment profit or loss, which is consolidated net income, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
		2025	2024	2025	2024
Automotive aftermarket parts segment:
Sales		$4,705,696	$4,364,437	$13,367,678	$12,612,878
Cost of goods sold, including warehouse and distribution expenses		2,265,750	2,113,212	6,479,709	6,159,421
Gross profit		2,439,946	2,251,225	6,887,969	6,453,457
Less:	Team Member compensation expense (1)	918,655	855,170	2,677,887	2,495,947
	Rent expense (2)	116,358	108,114	344,608	319,130
	Depreciation and amortization expense	104,695	94,162	305,197	274,415
	Advertising expense	25,359	25,652	70,187	71,500
	Other segment items (3)	291,663	265,040	846,167	765,453
	Interest expense	59,566	55,166	174,467	167,145
	Provision for income taxes	197,754	182,457	536,480	524,317
Consolidated net income		$725,896	$665,464	$1,932,976	$1,835,550
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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction, and other operating decisions and activities.  As of September 30, 2025, the Company had invested in five unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.

The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $14.7 million as of September 30, 2025, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024.  The Company recorded an increase in fair value related to its marketable securities in the amount of $3.2 million and $3.3 million for the three months ended September 30, 2025 and 2024, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income. The Company recorded an increase in fair value related to its marketable securities in the amount of $6.5 million and $7.4 million for the nine months ended September 30, 2025 and 2024, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of September 30, 2025, and December 31, 2024 (in thousands):

September 30, 2025
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$66,894	$—	$—	$66,894

December 31, 2024
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$65,156	$—	$—	$65,156

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of September 30, 2025, and December 31, 2024, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair Value of Financial Instruments:

The carrying amounts of the Company’s senior notes, unsecured revolving credit facility borrowings, and commercial paper program borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of September 30, 2025, and December 31, 2024, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$5,325,968	$5,297,494	$5,321,219	$5,151,768

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

NOTE 5 – LEASES

The Company leases certain office space, retail stores, distribution centers, and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three and nine months ended September 30, 2025 and 2024, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$115,938	$107,146	$341,408	$315,741
Short-term operating lease cost	1,629	1,965	6,513	6,375
Variable operating lease cost	32,281	29,386	97,255	84,565
Sublease income	(1,501)	(1,315)	(3,773)	(3,681)
Total lease cost	$148,347	$137,182	$441,403	$403,000

The following table summarizes other lease-related information for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$337,138	$309,572
Right-of-use assets obtained in exchange for new operating lease liabilities	302,623	291,486

NOTE 6 – SUPPLIER FINANCE PROGRAM

The Company has established and maintains supplier finance programs with certain third-party financial institutions, which allow participating merchandise suppliers to voluntarily elect to assign the Company’s payment obligations due to these merchandise suppliers to one of the designated third-party institutions.  Under these supplier finance programs, the Company has agreed to pay the third-party financial institutions the stated amount of confirmed merchandise supplier invoices on the original maturity dates of the invoices, which are generally for a term of one year.  The Company does not have any assets pledged as security or other forms of guarantees for the committed payment to the third-party financial institutions.  As of September 30, 2025, and December 31, 2024, the Company had obligations outstanding under these programs for invoices that were confirmed as valid to the third-party financial institutions in the amounts of $5.1 billion and $4.8 billion, respectively, which were included as a component of “Accounts payable” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 7 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Commercial paper program, weighted-average variable interest rate of 4.309% as of September 30, 2025 and 4.750% as of December 31, 2024	590,000	200,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
5.750% Senior Notes due 2026, effective interest rate of 5.767%	750,000	750,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	850,000
5.000% Senior Notes due 2034, effective interest rate of 5.028%	500,000	500,000
Total principal amount of debt	5,940,000	5,550,000
Less: Unamortized discount and debt issuance costs	24,470	29,068
Total long-term debt	$5,915,530	$5,520,932

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

As of September 30, 2025, and December 31, 2024, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability, and other insurance policies, under the Credit Agreement in the amount of $5.8 million and $5.4 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of these outstanding letters of credit have a one-year term from the date of issuance.  As of September 30, 2025, and December 31, 2024, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted Term SOFR Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of September 30, 2025, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Term Benchmark Revolving Loans was 0.900%, and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights, and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from lenders.  As of September 30, 2025, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of September 30, 2025, and December 31, 2024, the Company had additional outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability, and other insurance policies, in the amount of $150.5 million and $121.9 million, respectively.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Commercial Paper Program:

On August 9, 2023, the Company established a commercial paper program (the “Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $2.25 billion.  The Notes will have maturities of up to 397 days from the date of issue.  The Notes rank at least pari passu with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company plans to use its Revolving Credit Facility as a liquidity backstop for the repayment of Notes outstanding under the Program.  The Notes issued under the Program were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2025, as the Company has the ability and intent to refinance these Notes on a long-term basis.

Senior Notes:

As of September 30, 2025, the Company has issued and outstanding a cumulative $5.4 billion aggregate principal amount of unsecured senior notes, which are due between 2026 and 2034, with UMB Bank, N.A. and U.S. Bank Trust Company, National Association as trustees.  Interest on the senior notes, ranging from 1.750% to 5.750%, is payable semi-annually and is computed on the basis of a

360-day year.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2025.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine months ended September 30, 2025 (in thousands):

Warranty liabilities, balance at December 31, 2024	$133,251
Warranty claims	(186,844)
Warranty accruals	198,091
Foreign currency translation	68
Warranty liabilities, balance at September 30, 2025	$144,566

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

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Shares repurchased	4,282	7,480	17,555	23,179
Average price per share	$98.08	$72.29	$90.95	$69.22
Total investment	$419,967	$540,713	$1,596,579	$1,604,494

As of September 30, 2025, the Company had $899 million remaining under its share repurchase authorization.  Excise tax on shares repurchased, assessed at one percent of the fair market value of shares repurchased, was $16.0 million for the nine months ended September 30, 2025.

Subsequent to the end of the third quarter and through November 7, 2025, the Company repurchased 3.1 million additional shares of its common stock under its share repurchase program, at an average price of $97.60, for a total investment of $302.3 million.  The Company has repurchased a total of 1.5 billion shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 7, 2025, at an average price of $18.59, for a total aggregate investment of $27.2 billion.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive income, balance at June 30, 2025	$8,565	$8,565
Change in accumulated other comprehensive income	7,059	7,059
Accumulated other comprehensive income, balance at September 30, 2025	$15,624	$15,624

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2024	$(42,813)	$(42,813)
Change in accumulated other comprehensive income	58,437	58,437
Accumulated other comprehensive income, balance at September 30, 2025	$15,624	$15,624

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at June 30, 2024	$8,892	$8,892
Change in accumulated other comprehensive loss	(22,026)	(22,026)
Accumulated other comprehensive loss, balance at September 30, 2024	$(13,134)	$(13,134)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive income, balance at December 31, 2023	$39,388	$39,388
Change in accumulated other comprehensive loss	(52,522)	(52,522)
Accumulated other comprehensive loss, balance at September 30, 2024	$(13,134)	$(13,134)
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 11 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales to do-it-yourself customers	$2,304,804	$2,219,727	$6,585,229	$6,376,212
Sales to professional service provider customers	2,307,782	2,043,394	6,502,215	5,930,744
Other sales and sales adjustments	93,110	101,316	280,234	305,922
Total sales	$4,705,696	$4,364,437	$13,367,678	$12,612,878

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

The table below identifies stock option activity under these plans during the nine months ended September 30, 2025 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2024	9,422	$36.59
Granted	835	89.12
Exercised	(1,887)	25.76
Forfeited or expired	(63)	64.38
Outstanding at September 30, 2025	8,307	$44.13
Exercisable at September 30, 2025	5,673	$32.25

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility, and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the nine months ended September 30, 2025 and 2024:

	September 30,
	2025		2024
Risk free interest rate	4.21%		4.18%
Expected life	6.6	Years	6.4	Years
Expected volatility	26.8%		28.2%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Compensation expense for stock options awarded	$6,473	$5,838	$22,103	$17,175
Income tax benefit from compensation expense related to stock options	1,604	1,480	5,476	4,355

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025, was $33.45, compared to $26.92 for the nine months ended September 30, 2024.  The remaining unrecognized compensation expense related to unvested stock option awards at September 30, 2025, was $48.9 million, and the weighted-average period of time over which this cost will be recognized is 2.7 years.

Other Share-Based Compensation Plans:

The Company sponsors other share-based compensation plans:  incentive plans that provide for the awarding of shares of restricted stock and stock appreciation rights and an employee stock purchase plan (the “ESPP”), which permits eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value.  The Company recorded compensation expense for these other share-based compensation plans in the amount of $4.6 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed

Consolidated Statements of Income.  The Company recorded compensation expense for these other share-based compensation plans in the amount of $9.0 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Benefit Plans:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code.  The Company expensed matching contributions under these plans in the amount of $14.4 million and $14.0 million for the three months ended September 30, 2025 and 2024, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under these plans in the amount of $42.7 million and $40.7 million for the nine months ended September 30, 2025 and 2024, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  See Note 4 for further information concerning the Company’s marketable securities held to fulfill our future unsecured obligations under the Deferred Compensation Plan.

NOTE 13 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator (basic and diluted):
Net income	$725,896	$665,464	$1,932,976	$1,835,550

Denominator:
Weighted-average common shares outstanding – basic	848,292	869,971	853,909	878,442
Effect of stock options (1)	4,412	5,052	4,543	5,693
Weighted-average common shares outstanding – assuming dilution	852,704	875,023	858,452	884,135

Earnings per share:
Earnings per share-basic	$0.86	$0.76	$2.26	$2.09
Earnings per share-assuming dilution	$0.85	$0.76	$2.25	$2.08

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	801	1,385	1,155	1,723
Weighted-average exercise price per share of antidilutive stock options (1)	$88.18	$68.46	$83.14	$65.17
(1)	See Note 12 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and nine months ended September 30, 2025 and 2024, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

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

In November of 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”).  Under 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses.  Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as an entity’s definition of selling expenses.  ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements.  The Company will adopt this guidance beginning with its fourth quarter ending December 31, 2027.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

In September of 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”).  ASU 2025-06 modernizes the accounting for software costs related to internal-use software.  Under ASU 2025-06, public entities would be required to start capitalizing software costs when two thresholds are met: management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended.  ASU 2025-06 will also require entities to follow different disclosure requirements for capitalized internal-use software costs.  ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods.  Early adoption is permitted and allows for prospective, modified, or retrospective transition approach.  The Company will adopt this guidance beginning with its first quarter ending March 31, 2028.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows.

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

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the three and nine months ended September 30, 2025 and 2024;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

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

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States, Puerto Rico, Mexico, and Canada.  We are one of the largest North American automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our goal is to achieve growth in sales and profitability by capitalizing on our competitive advantages, such as our dual market strategy, superior customer service provided by well-trained and technically proficient Team Members, and strategic distribution and hub store network that provides same day and over-night inventory access for our stores to offer a broad selection of product offerings.  The successful execution of our growth strategy includes aggressively opening new stores, growing sales in existing stores, continually enhancing merchandising and store layouts, and implementing our Omnichannel initiatives.  As of September 30, 2025, we operated 6,406 stores in 48 U.S. states and Puerto Rico, 107 stores in Mexico, and 25 stores in Canada.

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

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. increased 2.1% and 1.0% in 2023 and 2024, respectively, and year-to-date through July of 2025, miles driven have increased 0.9%.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Auto Care Association, the total number of U.S. registered vehicles increased 13.4% from 2014 to 2024, bringing the number of light vehicles on the road to 286 million by the end of 2024.  For the year ended December 31, 2024, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 16.8 million vehicles, and for 2025, the SAAR is estimated to be approximately 16.4 million vehicles, contributing to the continued growth in the total number of registered vehicles on the road.  From 2014 to 2024, U.S. vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.6% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased 10.5%, from 11.4 years in 2014 to 12.6 years in 2024.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from rising average new and used vehicle prices, as consumers are generally more willing to continue to invest in their current vehicle.

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

Inflationary cost pressures impact our business; however, historically we have been successful, in many cases, in reducing the effects of merchandise cost increases, principally by taking advantage of supplier incentive programs and economies of scale resulting from increased volume of purchases.  To the extent our acquisition costs increase due to base commodity price increases or other input cost increases affecting the entire industry, we have typically been able to pass along these cost increases through higher selling prices for the affected products.  As a result, we do not believe inflation has had a material adverse effect on our operating results.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended September 30, 2025, increased $341 million, or 8%, to $4.71 billion from $4.36 billion for the same period one year ago. Sales for the nine months ended September 30, 2025, increased $755 million, or 6%, to $13.37 billion from $12.61 billion for the same period one year ago.  Comparable store sales increased 5.6% and 1.5% for the three months ended September 30, 2025 and 2024, respectively.  Comparable store sales increased 4.5% and 2.4% for the nine months ended September 30, 2025 and 2024, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, and sales to Team Members, as well as sales from Leap Day in the nine months ended September 30, 2024.  Online sales for ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation. We opened 55 and 160 net, new stores during the three and nine months ended September 30, 2025, respectively, compared to opening 47 and 111 net, new stores during the three and nine months ended September 30, 2024, respectively.  Additionally, we began operating 23 stores in Canada from the Groupe Del Vasto (“Vast Auto”) acquisition during the nine months ended September 30, 2024.  We anticipate total new store growth to be 200 to 210 net, new store openings in 2025. We anticipate total new store growth to be 225 to 235 net, new store openings in 2026.

The increase in sales for the three months ended September 30, 2025, was primarily the result of the 5.6% increase in domestic comparable store sales and a $101 million increase in sales from new stores opened in 2024 and 2025 that are not considered comparable stores.  The increase in sales for the nine months ended September 30, 2025, was primarily the result of the 4.5% increase in domestic comparable store sales and a $260 million increase in sales from new stores opened in 2024 and 2025 that are not considered comparable stores, partially offset by the effect of sales from one additional day in the prior year due to Leap Day.  Our comparable store sales increases for the three and nine months ended September 30, 2025, were driven by increases in average ticket values for both professional service provider and DIY customers and an increase in transaction counts for professional service provider customers, partially offset by a decrease in transaction counts for DIY customers.  Average ticket values benefited from increases in average selling prices on a same-SKU basis, as compared to the same periods in 2024, driven by increases in acquisition costs of inventory, which were passed on in selling prices.  Average ticket values continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.   The decreases in DIY customer transaction counts were driven by pressured consumer spending on discretionary categories and broader industry pressure on certain hard part categories.

See Note 11 “Revenue” to the Condensed Consolidated Financial Statements for further information concerning the Company’s sales.

Gross Profit:

Gross profit for the three months ended September 30, 2025, increased 8% to $2.44 billion (or 51.9% of sales) from $2.25 billion (or 51.6% of sales) for the same period one year ago.  Gross Profit for the nine months ended September 30, 2025, increased 7% to $6.89 billion (or 51.5% of sales) from $6.45 billion (or 51.2% of sales) for the same period one year ago.  The increase in gross profit dollars for the three months ended September 30, 2025, was primarily the result of the increase in comparable store sales at existing stores and sales from new stores.  The increase in gross profit dollars for the nine months ended September 30, 2025, was primarily the result of the increase in comparable store sales at existing stores and sales from new stores, partially offset by prior year gross profit dollars generated from one additional day due to Leap Day.  The increases in gross profit as a percentage of sales for the three and nine months ended September 30, 2025, were primarily due to improved acquisition costs and distribution operating efficiencies, partially offset by a greater percentage of our total sales mix being generated from professional service provider customers, which carry a lower gross margin percentage than DIY sales.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2025, increased 8% to $1.46 billion (or 31.1% of sales) from $1.35 billion (or 31.0% of sales) for the same period one year ago.  SG&A for the nine months ended September 30, 2025, increased 8% to $4.26 billion (or 31.8% of sales) from $3.94 billion (or 31.2% of sales) for the same period one year ago.  The increase in total SG&A dollars for the three months ended September 30, 2025, was primarily the result of additional Team Members and operating expenses to support our increased sales and store count.  The increase in total SG&A dollars for the the nine months ended September 30, 2025, was primarily the result of additional Team Members and operating expenses to support our increased sales and store count, partially offset by prior year incremental SG&A expenses incurred from one additional day due to Leap

Day.  The increase in SG&A as a percentage of sales for the three months ended September 30, 2025, was principally due to broad inflationary pressure in costs, primarily relating to medical and casualty insurance programs.  The increase in SG&A as a percentage of sales for the nine months ended September 30, 2025, was principally due to broad inflationary pressure in costs and enhancements to store level compensation and benefits.

Operating Income:

As a result of the impacts discussed above, operating income for the three months ended September 30, 2025, increased 9% to $976 million (or 20.7% of sales), from $897 million (or 20.5% of sales) for the same period one year ago.  As a result of the impacts discussed above, operating income for the nine months ended September 30, 2025, increased 5% to $2.63 billion (or 19.7% of sales) from $2.51 billion (or 19.9% of sales) for the same period one year ago.

Other Income and Expense:

Total other expense for the three months ended September 30, 2025, increased 7% to $52 million (or 1.1% of sales) from $49 million (or 1.1% of sales) for the same period one year ago.  Total other expense for the nine months ended September 30, 2025, increased 6% to $163 million (or 1.2% of sales) from $153 million (or 1.2% of sales) for the same period one year ago.  The increases in total other expense for the three and nine months ended September 30, 2025, were the result of increased interest expense on higher average outstanding borrowings.

Income Taxes:

Our provision for income taxes for the three months ended September 30, 2025, increased 8% to $198 million (21.4% effective tax rate) from $182 million (21.5% effective tax rate) for the same period one year ago.  Our provision for income taxes for the nine months ended September 30, 2025, increased 2% to $536 million (21.7% effective tax rate) from $524 million (22.2% effective tax rate) for the same period one year ago.  The increases in our provision for income taxes for the three and nine months ended September 30, 2025, were the result of the higher taxable income and lower excess tax benefits from share-based compensation, partially offset by higher transferable federal renewable energy tax credits.  The decreases in our effective tax rate for the three and nine months ended September 30, 2025, were primarily the result of higher transferable federal renewable energy tax credits, partially offset by lower excess tax benefits from share-based compensation.

Net Income:

As a result of the impacts discussed above, net income for the three months ended September 30, 2025, increased 9% to $726 million (or 15.4% of sales) from $665 million (or 15.2% of sales) for the same period one year ago.  As a result of the impacts discussed above, net income for the nine months ended September 30, 2025, increased 5% to $1.93 billion (or 14.5% of sales) from $1.84 billion (or 14.6% of sales) for the same period one year ago.

Earnings Per Share:

Our diluted earnings per common share for the three months ended September 30, 2025, increased 12% to $0.85 on 853 million shares from $0.76 on 875 million shares for the same period one year ago.  Our diluted earnings per common share for the nine months ended September 30, 2025, increased 8% to $2.25 on 858 million shares from $2.08 on 884 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended
	September 30,
Liquidity:	2025	2024
Total cash provided by/(used in):
Operating activities	$2,128,501	$2,425,089
Investing activities	(896,565)	(883,608)
Financing activities	(1,159,848)	(1,704,093)
Effect of exchange rate changes on cash	2,180	(907)
Net increase (decrease) in cash and cash equivalents	$74,268	$(163,519)

Capital expenditures	$899,783	$732,916
Free cash flow (1)	$1,201,004	$1,657,129
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period. See page 22 for the reconciliation of the calculation of free cash flow.

Operating Activities:

The decrease in net cash provided by operating activities during the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to the timing of payment for transferrable federal renewable energy tax credits, partially offset by an increase in operating income.

Investing Activities:

The increase in net cash used in investing activities during the nine months ended September 30, 2025, compared to the same period in 2024, was the result of an increase in capital expenditures, partially offset by the acquisition of Vast Auto in the prior year.  The increase in capital expenditures was primarily due to distribution enhancement and expansion projects and an increase in investments in new store growth.

Financing Activities:

The decrease in net cash used in financing activities during the nine months ended September 30, 2025, compared to the same period in 2024, was attributable to net borrowings on the Company’s commercial paper program in the current period versus net paydown on commercial paper during the same period in 2024, partially offset by the issuance of senior notes in the prior year.

Debt Instruments:

See Note 7 “Financing” to the Condensed Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit, commercial paper program, and unsecured senior notes.

Debt Covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of September 30, 2025, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.03 times and 6.14 times as of September 30, 2025 and 2024, respectively, and a consolidated leverage ratio of 1.93 times and 1.85 times as of September 30, 2025 and 2024, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended September 30, 2025 and 2024 (dollars in thousands):

		For the Twelve Months Ended
		September 30,
		2025	2024
GAAP net income		$2,484,106	$2,388,054
Add:	Interest expense	229,870	223,293
	Rent expense (1)	482,430	444,166
	Provision for income taxes	670,547	643,344
	Depreciation expense	492,631	449,207
	Amortization expense	5,762	2,595
	Non-cash share-based compensation	34,439	27,163
Non-GAAP EBITDAR		$4,399,785	$4,177,822

	Interest expense	$229,870	$223,293
	Capitalized interest	16,995	12,975
	Rent expense (1)	482,430	444,166
Total fixed charges		$729,295	$680,434

Consolidated fixed charge coverage ratio		6.03	6.14

GAAP debt		$5,915,530	$5,359,810
Add:	Stand-by letters of credit	156,259	127,234
	Unamortized discount and debt issuance costs	24,470	30,190
	Five-times rent expense	2,412,150	2,220,830
Non-GAAP adjusted debt		$8,508,409	$7,738,064

Consolidated leverage ratio		1.93	1.85
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended September 30, 2025 and 2024 (in thousands):

		For the Twelve Months Ended
		September 30,
		2025	2024
Total lease cost, per ASC 842		$581,898	$530,689
Less:	Variable non-contract operating lease components, related to property taxes and insurance	99,468	86,523
Rent expense		$482,430	$444,166

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the nine months ended September 30, 2025 and 2024 (in thousands):

		For the Nine Months Ended
		September 30,
		2025	2024
Cash provided by operating activities		$2,128,501	$2,425,089
Less:	Capital expenditures	899,783	732,916
	Excess tax benefit from share-based compensation payments	27,714	35,044
Free cash flow		$1,201,004	$1,657,129

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted Term SOFR Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of September 30, 2025, we had no outstanding borrowings under our Revolving Credit Facility.

We are also subject to interest rate risk to the extent we issue short-term, unsecured commercial paper notes under our commercial paper program (the “Program”) with variable interest rates.  As of September 30, 2025, we had outstanding borrowings under the Program in the amount of $590.0 million, at the weighted-average variable interest rate of 4.309%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $2.6 million.

Cash Equivalents Risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of September 30, 2025, our cash and cash equivalents totaled $204.5 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $479.3 million at September 30, 2025.  The period-end exchange rate of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 13.7% from December 31, 2024.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at September 30, 2025, would be approximately $43.6 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

We view our investments in Canadian subsidiaries as long-term.  The net asset exposure in the Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates was $175.5 million at September 30, 2025.  The period-end exchange rate of the Canadian dollar, relative to the U.S. dollar, strengthened by approximately 3.3% from December 31, 2024.  The potential loss in value of our net assets in the Canadian subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at

September 30, 2025, would be approximately $16.0 million.  Any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Canadian subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2025, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the nine months ended September 30, 2025.  The following table identifies all repurchases during the three months ended September 30, 2025, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
July 1, 2025, to July 31, 2025	2,157	$92.73	2,157	$1,119,088
August 1, 2025, to August 31, 2025	1,126	102.09	1,126	1,004,100
September 1, 2025, to September 30, 2025	999	105.11	999	$899,111
Total as of September 30, 2025	4,282	$98.08	4,282
(1)	The authorization under the share repurchase program that currently has capacity is scheduled to expire on November 22, 2027. No other share repurchase programs existed during the nine months ended September 30, 2025. See Note 9 “Share Repurchase Program” to the Condensed Consolidated Financial Statements for further information on our share repurchases.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan Elections:

None of the Company’s Directors or Officers adopted, modified, or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement, as defined in Item 408(c) of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2025.

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

O’REILLY AUTOMOTIVE, INC.

November 7, 2025	/s/	Brad Beckham
Date	Brad Beckham
Chief Executive Officer
(Principal Executive Officer)

November 7, 2025	/s/	Jeremy A. Fletcher
Date	Jeremy A. Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)