Form 10-K
period 2025-12-31
O REILLY AUTOMOTIVE INC
filed 2026-02-27
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the aggregate market value of the voting stock held by non-affiliates of the Company was $63,300,585,790 based on the last price of the common stock reported by The Nasdaq Global Select Market.

At February 23, 2026, an aggregate of 838,487,034 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into Part III.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend,” or similar words.  In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues, and future performance.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties, and assumptions, including, but not limited to, the economy in general; inflation; consumer debt levels; product demand; a public health crisis; the market for auto parts; competition; weather; trade disputes and changes in trade policies, including the imposition of new or increased tariffs; availability of key products and supply chain disruptions; business interruptions, including terrorist activities, war and the threat of war; failure to protect our brand and reputation; challenges in international markets; volatility of the market price of our common stock; our increased debt levels; credit ratings on public debt; damage, failure, or interruption of information technology systems, including information security and cyber-attacks; historical growth rate sustainability; our ability to hire and retain qualified employees; risks associated with the performance of acquired businesses; and governmental regulations.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section in this annual report on Form 10-K for the year ended December 31, 2025, and subsequent Securities and Exchange Commission filings, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

PART I

Item 1. Business

GENERAL INFORMATION

Unless otherwise indicated, “we,” “us,” “our,” and similar terms, as well as references to the “Company,” refer to O’Reilly Automotive, Inc. and its Subsidiaries.  O’Reilly is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment, and accessories across North America, selling our products to both do-it-yourself (“DIY”) and professional service provider customers, our “dual market strategy.”  The business was founded in 1957 by Charles F. O’Reilly and his son, Charles H. “Chub’’ O’Reilly, Sr., and initially operated from a single store in Springfield, Missouri.  Our common stock has traded on The Nasdaq Global Select Market under the symbol “ORLY” since April 22, 1993.

On June 10, 2025, the Company completed a 15-for-1 forward stock split of our common stock.  All share and per share information, including share-based compensation, in the current and comparable periods throughout this annual report on Form 10-K, has been retrospectively adjusted to reflect the stock split.  All shares of common stock retained a par value of $0.01 per share.

At December 31, 2025, we operated 6,447 stores in 48 states in the United States (“U.S.”) and Puerto Rico, 112 stores in Mexico, and 26 stores in Canada.  Our stores carry an extensive product line, including:

●	New and remanufactured automotive hard parts and maintenance items, such as alternators, batteries, brake system components, belts, chassis parts, driveline parts, engine parts, fuel pumps, hoses, starters, temperature control, water pumps, antifreeze, appearance products, engine additives, filters, fluids, lighting, oil, and wiper blades.
●	Accessories, such as floor mats, seat covers, and truck accessories.

Our stores offer many enhanced services and programs to our customers, such as:

●	Battery diagnostic testing.
●	Battery, wiper, and bulb replacement.
●	Check engine light code extraction through our trusted VeriScan technology, which provides diagnostic information with possible repair fixes.
●	Referrals to trusted local repair shops.
●	Custom hydraulic hoses.
●	Drum and rotor resurfacing.
●	Electrical and module testing.
●	Loaner tool program.
●	Professional paint shop mixing and related materials.
●	Used oil, oil filter, and battery recycling.

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

In 2025, we derived approximately 50% of our sales from our DIY customers and approximately 50% of our sales from our professional service provider customers.  Historically, we have increased our sales to professional service provider customers at a faster pace than the increase in our sales to DIY customers due to the more fragmented nature of the professional service provider business, which offers a greater opportunity for consolidation.  We believe we will continue to have a competitive advantage on the professional service provider portion of our business, due to our systems, knowledge, industry-leading parts availability, and experience serving the professional service provider side of the automotive aftermarket, augmented by our approximately 825 full-time sales staff dedicated solely to calling upon and servicing the professional service provider customer.  We will also continue to expand and enhance the level of offerings focused on growing our DIY business and will continue to execute our proven dual market strategy in both existing and new markets.

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

We seek to attract new DIY and professional service provider customers and retain existing customers by offering superior customer service, the key elements of which are identified below:

●	Superior in-store service through highly-motivated, technically-proficient store personnel (“Professional Parts People”).
●	An extensive selection and superior availability of products.
●	Many enhanced service programs, including battery and electrical testing, battery, wiper and bulb replacement, and check engine light code extractions with diagnostic information.
●	Attractive stores in convenient locations.
●	Competitive pricing, supported by a good, better, best product assortment designed to meet all of our customers’ quality and value preferences.
●	A robust point-of-sale system integrated with our proprietary electronic catalog, which contains a wide variety of product images, schematics and technical specifications, and equips our Team Members with highly effective tools to source products in our extensive supply network.
●	Online ordering for our professional customers through our proprietary professional customer platforms, www.OReillyPro.com and our O’Reilly Pro mobile application, with local delivery available.
●	Online ordering, featuring “chat with a parts professional,” parts look up assistance for our DIY customers through our retail platform, www.OReillyAuto.com, with convenient store locations for pick-up-in-store orders or home delivery.

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

Strategic Regional Tiered Distribution Network:

We believe our commitment to a robust, regional, tiered distribution network provides superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network.  Our strategic, regional, tiered distribution network includes distribution centers (“DCs”) and Hub stores.  Our inventory management and distribution systems electronically link each of our stores to one or more DCs, which provides for efficient inventory control and management.  We currently operate 32 DCs, which typically provides our stores with same-day or overnight access to over 156,000 stock keeping units (“SKUs”), many of which are hard-to-find items not typically stocked by other auto parts retailers.  To augment our robust distribution network, we operate a total of 399 Hub stores that also provide delivery service and same-day access to stores within the surrounding areas to an average of 63,000 SKUs, with Hubs in select markets carrying further enhanced inventory levels up to approximately 115,000 SKUs.  More than 95% of our stores receive multiple same-day deliveries and deliveries on weekends of hard to find parts from our DCs and Hub stores.  We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team:

Our Company philosophy is to “promote from within,” and the vast majority of our senior managers, district managers, and store managers have been promoted from within the Company.  We augment this “promote from within” philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience, technical proficiency, or subject matter expertise.  We have a strong management Team that has demonstrated the consistent ability to successfully execute our business plan and growth strategy by generating 33 consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993.  See our “Team Members and Human Capital Management” disclosure in the “Business” section of this annual report on Form 10-K for more information about our experienced management Team.

Growth Strategy

Aggressively Open New Stores:

We intend to continue to consolidate the fragmented automotive aftermarket.  During 2025, we opened 207 net, new stores.  In 2026, we plan to open 225 to 235 net, new stores, which will increase our penetration in existing markets and allow for expansion into new, contiguous markets.  The sites for these new stores have been identified, and to date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O’Reilly stores.  We typically open new stores by:

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

Continually Enhance Store Design and Location:

Our current prototype store design features optimized square footage, high ceilings, convenient interior store layouts, in-store signage, multilingual signage, bright lighting, convenient ingress and egress, ample parking, and dedicated counters to serve professional service provider customers, each designed to increase sales and operating efficiencies to enhance overall customer service.  We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance.  During 2025, we relocated 35 stores and performed minor to major updates or renovations to approximately 700 additional stores.  We believe that our ability to consistently achieve growth in comparable store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best attract and serve our customers.

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

Team Members and Human Capital Management

Our tradition for 69 years has been to treat all of our Team Members with honesty and respect and to commit significant resources to instill in them our “Live Green” culture, which emphasizes the importance of each Team Member’s contribution to the success of O’Reilly.  This focus on professionalism and respect has created an industry-leading Team, and we consider our relations with our Team Members to be excellent.

We are committed to providing a work environment where Team Members feel highly valued and are productive in their jobs by maintaining an environment where every voice is valued.  We believe this, along with a healthy work/life balance, increases Team Member engagement.  Our ongoing emphasis on engagement and respect, including our policies, recruitment and selection procedures, onboarding processes, and training efforts, positively builds upon our successful “promote from within” philosophy and growth strategies.

Talent Acquisition, Retention, and Training:

Our Company knows the value of a tenured Team, which is why our philosophy is to “promote from within” first.  As management opportunities arise, we look first within the Company and promote those who have performed well, have the right expertise, and have shown leadership potential before looking outside the Company; however, we augment this philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience, customer service excellence, subject matter expertise, and strong culture fit.  This comprehensive approach increases Team Member commitment and has resulted in a very experienced leadership Team.  As of December 31, 2025, our strong management Team was comprised of 264 senior managers who average 20 years of service, 377 corporate managers who average 13 years of service, and 649 district managers who average 14 years of service.

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists, and other positions required to meet the specific needs of each store.  Each of our 649 district managers has general supervisory responsibility for an average of 10 stores, which provides our stores with strong operational support.

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

We screen prospective store Team Members to identify highly motivated individuals who either have experience with automotive parts and repairs or automotive aptitude.  New store Team Members go through a comprehensive orientation focused on the culture of our Company, as well as the requirements for their specific position.  Additionally, during their first year of employment, our parts specialists go through extensive automotive systems and product knowledge training to ensure they are able to provide high levels of service to our customers.  Once all of the required training has been satisfied, our parts specialists become eligible to take the O’Reilly Certified Parts Professional test.  Passing the O’Reilly test helps prepare them to become certified by the National Institute for Automotive Service Excellence (“ASE”).

All of our stores have the ability to support and supply professional service provider customers.  For this reason, select Team Members in each store complete extensive sales call training with a regional field sales manager.  These Team Members then spend at least one day per week calling on existing and potential professional service provider customers.  Each Team Member engaged in such sales activities participates in quarterly advanced training programs for sales and business development.

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

Engagement and Belonging:

At O’Reilly, we are committed to fostering a culture of engagement and belonging where every individual’s voice is heard, valued, and respected.  We believe in celebrating and embracing the unique perspectives, experiences, and talents that each person brings.  We are dedicated to creating an environment that is free from discrimination, harassment, and bias, and where everyone has equal opportunities to thrive and succeed.  We are committed to recruiting and building strong teams through our robust processes for talent acquisition, ongoing leadership development, and active identification of emerging talent.  We have worked to expand opportunities for all of our Team Members through programs designed to prepare them to take on more responsibilities at every level of the organization.  We firmly believe that promoting from within is a differentiator in leveraging Team Member experience and maximizing engagement across the entire Company.  In order to ensure our engagement efforts are successful, we survey our Team Members, provide enhanced, collaborative learning through training and resources, and build network groups, action plans, and programs aimed at improving our work environments for our Team Members and customers.

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

Team Composition:

We recognize that each and every one of our Team Members plays a critical role in our ability to provide outstanding customer service and achieve consistent, successful performance.  As of January 31, 2026, we employed 92,923 Team Members (78,258 full-time Team Members and 14,665 part-time Team Members), of whom 76,467 were employed at our stores, 11,649 were employed at our DCs, and 4,807 were employed at our corporate and regional offices.  Ours is an increasingly technical business creating the need for knowledgeable Professional Parts People, and our ongoing focus on developing a technically proficient Team has resulted in the growth of the mix of our full-time work force, increasing from 65% at January 31, 2020, to 84% at January 31, 2026.  While full-time Professional Parts People play a vital role in our ongoing success, the flexibility of incorporating part-time employment into our work force is also an important component of providing excellent customer service.  Many of our part-time Team Members choose to work at O’Reilly while attending school, or during other transitional periods in their lives, or simply because of their passion for cars and knowledge of auto parts.  Part-time Team Members have the opportunity to become career Professional Parts People because of our “promote from within” philosophy, and many of our leaders today began their careers as part-time Team Members in our stores or distribution centers.

A union represents approximately 464 Team Members in 49 stores in the Greater Bay Area in California and has for many years.  There are approximately 28 Team Members that drive over-the-road trucks in one of our domestic DCs that are also represented by a labor union.  Additionally, two unions represent approximately 862 Team Members in Mexico and two unions represent approximately 128 Team Members in Canada.  We consider our current relationship with these unions and union Team Members to be excellent.  With the exception of the previously described Team Members, our Team Members are not represented by labor unions.

Additional information about our Team Member population and human capital management practices can be found in our most recent Impact Report, which is available on our website at www.OReillyAuto.com.  The information available on our website, including our Impact Report, is not, and will not be deemed to be, a part of this annual report on Form 10-K for the year ended December 31, 2025, or incorporated by reference into any of our other filings with the Securities and Exchange Commission.

Store Network

New Store Site Selection:

In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in management, advertising, and distribution.  Other key factors we consider in the site selection process are:

●	Population density.
●	Demographics, including age, life style, and per capita income.
●	Market economic strength, retail draw, and growth patterns.
●	Number, age, and percent of makes and models of registered vehicles.
●	The number, type, and sales potential of existing automotive repair facilities.
●	The number of auto parts stores and other competitors within a predetermined radius.
●	Physical location, traffic count, size, economics, and presentation of the site.
●	Financial review of adjacent existing locations.
●	The type and size of store that should be developed.

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

Store Locations and Size:

As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket.  Our domestic stores, on average, carry approximately 24,000 SKUs and average approximately 8,000 total square feet in size.  At December 31, 2025, we had a total of approximately 52 million square feet in our 6,447 domestic stores.  Our stores are served primarily by the nearest DC, which, on average, carry over 156,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our

399 Hub stores that average 18,300 square feet in size and carry an average of 63,000 SKUs, with Hubs in select markets carrying further enhanced inventory levels up to approximately 115,000 SKUs.

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

The following table sets forth the geographic distribution and opening and acquisition activity of our stores as of December 31, 2025 and 2024:

	December 31, 2024		2025 Net, New Stores		December 31, 2025
				% of Total			Cumulative
	Store	% of Total	Store	Store	Store	% of Total	% of Total
Location	Count	Store Count	Growth	Growth	Count	Store Count	Store Count
Texas	850	13.3%	28	13.5%	878	13.3%	13.3%
California	604	9.5%	10	4.8%	614	9.2%	22.5%
Florida	300	4.7%	18	8.7%	318	4.8%	27.3%
Georgia	247	3.9%	6	3.0%	253	3.8%	31.1%
Illinois	233	3.7%	5	2.4%	238	3.6%	34.7%
North Carolina	228	3.6%	7	3.4%	235	3.6%	38.3%
Ohio	227	3.6%	4	1.9%	231	3.5%	41.8%
Missouri	215	3.4%	2	1.0%	217	3.3%	45.1%
Tennessee	207	3.2%	4	1.9%	211	3.2%	48.3%
Michigan	189	3.0%	3	1.4%	192	2.9%	51.2%
Indiana	174	2.7%	1	0.5%	175	2.7%	53.9%
Alabama	168	2.6%	6	3.0%	174	2.6%	56.5%
Washington	169	2.6%	3	1.4%	172	2.6%	59.1%
Arizona	154	2.4%	9	4.3%	163	2.5%	61.6%
Louisiana	152	2.4%	3	1.4%	155	2.4%	64.0%
Wisconsin	144	2.3%	2	1.0%	146	2.2%	66.2%
Minnesota	138	2.2%	2	1.0%	140	2.1%	68.3%
Oklahoma	136	2.1%	4	1.9%	140	2.1%	70.4%
South Carolina	131	2.1%	4	1.9%	135	2.1%	72.5%
Arkansas	129	2.0%	3	1.4%	132	2.0%	74.5%
Colorado	127	2.0%	5	2.4%	132	2.0%	76.5%
Kentucky	111	1.7%	—	—%	111	1.7%	78.2%
Virginia	103	1.6%	4	1.9%	107	1.6%	79.8%
Kansas	89	1.4%	1	0.5%	90	1.4%	81.2%
Mississippi	87	1.4%	3	1.4%	90	1.4%	82.6%
Iowa	83	1.3%	—	—%	83	1.3%	83.9%
Utah	78	1.2%	3	1.4%	81	1.2%	85.1%
Oregon	79	1.2%	—	—%	79	1.2%	86.3%
New Mexico	66	1.0%	2	1.0%	68	1.0%	87.3%
Massachusetts	62	1.0%	1	0.5%	63	1.0%	88.3%
Nevada	61	1.0%	2	1.0%	63	1.0%	89.3%
Idaho	58	0.9%	4	1.9%	62	0.9%	90.2%
New York	47	0.7%	11	5.3%	58	0.9%	91.1%
Nebraska	54	0.8%	1	0.5%	55	0.8%	91.9%
Pennsylvania	48	0.8%	1	0.5%	49	0.7%	92.6%
Connecticut	38	0.6%	2	1.0%	40	0.6%	93.2%
Maine	37	0.6%	—	—%	37	0.6%	93.8%
New Hampshire	37	0.6%	—	—%	37	0.6%	94.4%
Montana	31	0.5%	—	—%	31	0.5%	94.9%
West Virginia	25	0.4%	—	—%	25	0.4%	95.3%
Vermont	24	0.4%	—	—%	24	0.4%	95.7%
South Dakota	22	0.3%	2	1.0%	24	0.4%	96.1%
Wyoming	23	0.4%	—	—%	23	0.3%	96.4%
Hawaii	21	0.3%	—	—%	21	0.3%	96.7%
Alaska	17	0.2%	2	1.0%	19	0.3%	97.0%
North Dakota	18	0.3%	—	—%	18	0.3%	97.3%
Rhode Island	17	0.2%	1	0.5%	18	0.3%	97.6%
Maryland	3	—%	8	3.9%	11	0.2%	97.8%
Total stores by state	6,261	98.1%	177	85.5%	6,438	97.8%

Puerto Rico	4	0.1%	5	2.4%	9	0.1%	97.9%
Mexico	87	1.4%	25	12.1%	112	1.7%	99.6%
Canada	26	0.4%	—	—%	26	0.4%	100.0%
Total stores	6,378	100.0%	207	100.0%	6,585	100.0%

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

Distribution Centers:

As of December 31, 2025, we operated 32 DCs comprised of approximately 14.0 million operating square feet (see the “Properties” table in Item 2 of this annual report on Form 10-K for more information about DC operating square footage).  Our DCs stock, on average, over 156,000 SKUs and most DCs are linked to and have access to multiple other DCs’ inventory.  Our DCs provide five-night-a-week delivery, primarily via a Company-owned fleet, to substantially all of our stores.  In addition, stores within an individual DC’s metropolitan area receive multiple daily deliveries from the DC’s “city counter,” many of which receive this service seven days per week.  Our DCs provide service to not only the stores they service via their city counters but also to strategic Hub locations, which redistribute products to surrounding stores.  Our national Hub store network provides additional service throughout the week, and on weekends, to surrounding stores.

As part of our continuing efforts to enhance our distribution network in 2026, we plan to:

●	Continue to enhance our distribution network through the engineering, design, expansion, or relocation of new or current DCs.
●	Continue to utilize routing software to enhance logistics efficiencies.
●	Continue to enhance labor management software to improve DC productivity and overall operating efficiency.
●	Continue to refine best practices in all DCs and standardize across the network.
●	Make proven, return-on-investment based capital enhancements to material handling equipment in DCs, including conveyor systems, picking modules, lift equipment, and computer hardware.
●	Continue to augment our robust distribution network, when and where appropriate, through the use of strategically located Hubs.
●	Invest in our people to continue providing a safe working environment and anchor in our people first and always model.

Hub Stores:

We currently operate a total of 399 strategically located Hub stores.  In addition to serving DIY and professional service provider customers in their markets, Hub stores also provide delivery service to our other stores within the surrounding area and access to an expanded selection of SKUs on a same-day basis.  Our Hub stores average approximately 18,300 square feet and carry an average of 63,000 SKUs, with Hubs in select markets carrying further enhanced inventory levels up to approximately 115,000 SKUs.

Products and Purchasing

Our stores offer DIY and professional service provider customers a wide selection of products for domestic and imported automobiles, vans, and trucks.  Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products, such as AC Delco, Armor All, Bosch, Castrol, Denso, Dorman, Fel-Pro, Gates Rubber, Lucas Oil, Mobil1, Monroe, NGK, Pennzoil, Prestone, Standard, STP, Turtle Wax, Valvoline, and Wix, and a wide selection of quality proprietary private label products, which span the entire good, better, and best value spectrum, under our BesTest®, BrakeBest®, Cartek®, Import Direct®, MasterPro®, MicroGard®, Murray®, Omnispark®, O’Reilly Auto Parts®, Precision®, Power-Torque®, Super-Start®, Syntec®, and Ultima® brands.  Our proprietary private label products are produced by respected automotive manufacturers, meet or exceed original equipment manufacturer specifications, which we have acquired or developed over time.  Our “good” proprietary brands provide a great combination of quality and value, a characteristic important to our DIY customers, while our “better” and “best” proprietary brands offer options for our more heavy-duty DIY customers, as well as our professional service provider customers, who often prefer higher quality products that can be relied upon to support and grow their businesses.

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

We purchase automotive products in substantial quantities from over 655 suppliers, the five largest of which accounted for approximately 23% of our total purchases in 2025.  Our largest supplier in 2025 accounted for approximately 8% of our total purchases and the next four largest suppliers each accounted for approximately 3% to 5% of our total purchases.

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

INDUSTRY ENVIRONMENT

For each of the countries in which we operate, the automotive aftermarket industry includes all products and services purchased for light and heavy-duty vehicles after the original sale and is made up of four segments: labor share of professional service provider sales, auto parts share of professional service provider sales, DIY sales, and tire sales.  We predominantly operate in the U.S., which supports an automotive aftermarket industry with a total size estimated to be approximately $435 billion, according to the Auto Care Association.  We estimate that O’Reilly’s U.S. addressable market within this industry is approximately $165 billion to $175 billion, which includes the auto parts share of professional service provider sales at wholesale and DIY sales at retail.  We do not sell tires or perform for-fee automotive repairs or installations.

Competition

The sale of automotive aftermarket items is highly competitive in many areas, including customer service, product availability, store location, brand recognition, and price.  We compete in both the DIY and professional service provider portions of the automotive aftermarket and are one of the largest specialty retailers within that market.  We compete primarily with:

●	National retail and wholesale automotive parts chains (such as AutoZone, Inc., Advance Auto Parts, CARQUEST, and NAPA).
●	Regional retail and wholesale automotive parts chains.
●	Wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA, CARQUEST, Bumper to Bumper, and Auto Value).
●	Automobile dealers.
●	Mass merchandisers and online retailers that carry automotive replacement parts, maintenance items, and accessories (such as Wal-Mart Stores, Inc. and Amazon.com, Inc.).

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

Regulations

Our operations are subject to extensive federal, state, and local laws regarding business conduct and the health and safety of our Team Members and customers.  Key areas of compliance include:

●	Hazardous Materials – Protocols for the handling, storage, and disposal of regulated substances.
●	Recycling Mandates – Specific requirements for automotive battery reclamation and the management of used lubricants.
●	Property Management – Regulations governing the environmental impact of owning and operating real property.

We manage hazardous materials as a routine part of our business.  Through our customer-facing recycling programs (used oil, oil filters, and batteries), we facilitate the intake of regulated waste at designated store locations.

●	Intake Process – Team Members collect and secure these materials in specialized containers or on pallets.
●	Third-Party Logistics – Recycling is performed by specialized third-party suppliers with stringent liability coverage.
●	Liability Mitigation – Our agreements with these suppliers include specific indemnification provisions. These are designed to limit our liability under environmental regulations for contamination or damage occurring at off-site recycling facilities or on our properties when caused by the supplier.

Compliance with environmental and safety laws has not had a material adverse effect on our operations to date.  However, because these regulations are subject to frequent changes, we cannot guarantee that future compliance requirements will not result in significant operational expenses.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Brad Beckham, age 47, Chief Executive Officer, has been an O’Reilly Team Member for 29 years.  Mr. Beckham’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Divisional Vice President, Vice President of Eastern Store Operations and Sales, Senior Vice President of Eastern Store Operations and Sales, Senior Vice President of Central Store Operations and Sales, Executive Vice President of Store Operations and Sales, Executive Vice President and Chief Operating Officer, and Co-President.  Mr. Beckham has held the position of Chief Executive Officer since 2024.

Brent G. Kirby, age 57, President, has been an O’Reilly Team Member for seven years.  Mr. Kirby’s primary areas of responsibility are Merchandise, Distribution, Logistics, Inventory Management, Pricing, Store Design, Marketing, Advertising/Marketing, Electronic Catalog, Customer Satisfaction, Omnichannel, and Information Technology.  Mr. Kirby began his retail career of over 35 years with Lowe’s Companies, Inc. (“Lowe’s”) as a hardware associate and progressed through various positions at the store, district, and regional levels before being promoted to Senior Vice President of Store Operations and later Chief Omnichannel Officer.  In 2018, Mr. Kirby’s O’Reilly career began as Senior Vice President of Omnichannel and progressed through the roles of Executive Vice President of Supply Chain, Executive Vice President and Chief Supply Chain Officer, and Co-President.  Mr. Kirby has held the position of President since 2024.

Jeremy Fletcher, age 48, Executive Vice President and Chief Financial Officer, has been an O’Reilly Team Member for 20 years.  Mr. Fletcher’s primary areas of responsibility are Finance, Accounting, Credit and Collections, Financial Planning, Tax, Treasury, Investor Relations, Legal, Risk Management, and Loss Prevention.  Mr. Fletcher’s O’Reilly career began as the Financial Reporting and Budgeting Manager and progressed through the roles of Director of Finance, Vice President of Finance and Controller, and Senior Vice President of Finance and Controller.  Prior to joining O’Reilly, Mr. Fletcher worked as a Certified Public Accountant in public practice and in a financial reporting and planning role for a Fortune 1000 corporation.  Mr. Fletcher has held the position of Executive Vice President and Chief Financial Officer since 2022.

Scott R. Ross, age 60, Executive Vice President and Chief Information Officer, has been an O’Reilly Team Member since 2023.  Mr. Ross’s primary area of responsibility is Information Technology.  Mr. Ross has more than 30 years of information technology experience.  Mr. Ross’s career includes information technology positions with Mobil Oil and L.L. Bean, Inc.  Mr. Ross held positions of Vice President of Enterprise Architecture and Vice President of International and Business Development before being promoted to Senior Vice President of IT Omnichannel Technology at Lowe’s Companies, Inc.  Prior to joining O’Reilly, Mr. Ross held the title of President of Saks Cloud Services at Hudson’s Bay Company and subsidiaries.  In 2023, Mr. Ross joined O’Reilly as Executive Vice President and Chief Information Officer and has held this position since that time.

Jason Tarrant, age 45, Executive Vice President of Store Operations and Sales, has been an O’Reilly Team Member for 24 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Tarrant’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s U.S. store operations.  Mr. Tarrant’s O’Reilly career began as a Parts Specialist and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Field Sales Manager, Regional Manager, Divisional Vice President, and Senior Vice President of Western Store Operations and Sales.  Mr. Tarrant has held the position of Executive Vice President of Store Operations and Sales since 2024.

Tamara F. Conn, age 55, Senior Vice President of Legal and General Counsel, has been an O’Reilly Team Member for 17 years.  Ms. Conn’s primary areas of responsibility are Legal, Risk Management, ESG, and Internal Audit.  Ms. Conn’s O’Reilly career began as Legal Counsel and progressed through the roles of Associate General Counsel, Director of Legal Services and Associate General Counsel, and Deputy General Counsel and Vice President of Legal Services.  Prior to joining O’Reilly, Ms. Conn worked in a private civil defense trial practice.  Ms. Conn has held the position of Senior Vice President of Legal and General Counsel since 2023.

Robert Dumas, age 52, Senior Vice President of Southeast Store Operations and Sales, has been an O’Reilly Team Member for 34 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Dumas’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s southeast U.S. store operations.  Mr. Dumas’s O’Reilly career began as a Parts Specialist and progressed through the roles of Installer Service Specialist, Night Manager, Associate Manager, Store Manager, District Manager, Regional Manager, and Divisional Vice President.  Mr. Dumas has held the position of Senior Vice President of Eastern Store Operations and Sales since 2016.

Larry Gray, age 54, Senior Vice President of Inventory Management, has been an O’Reilly Team Member for 34 years.  Mr. Gray’s primary areas of responsibility are Inventory Control, Purchasing, and Store Design.  Mr. Gray’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Distribution Center Supervisor, Operations Manager, Distribution Center Manager, Director of Distribution Center Operations Support, Regional Distribution Center Director, Vice President of Eastern Distribution Operations, Senior Director of Inventory Management, and Vice President of Inventory Management.  Mr. Gray has held the position of Senior Vice President of Inventory Management since 2023.

Philip M. Hopper, age 44, Senior Vice President of Real Estate and Expansion, has been an O’Reilly Team Member for 14 years.  Mr. Hopper’s primary areas of responsibility are Real Estate, Expansions, Acquisitions, and Property Management.  Mr. Hopper’s O’Reilly career began as Real Estate Counsel and progressed through the roles of Director of Property Management, Vice President of Real Estate Expansion and Property Management, and Vice President of Real Estate Development.  Mr. Hopper has held the position of Senior Vice President of Real Estate and Expansion since 2022.

Justin Kale, age 50, Senior Vice President of Central Operations and Sales, has been an O’Reilly Team Member for 30 years.  Mr. Kale’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s central U.S. store operations.  Mr. Kale’s O’Reilly career began as a Delivery Driver and progressed through the roles of Parts Specialist, Assistant Store Manager, Store Manager, District Manager, Regional Director, and Central Division Vice President.  Mr. Kale has held the position of Senior Vice President of Central Operations and Sales since 2024.

Jeffery T. Loafman, age 56, Senior Vice President of Distribution Operations, has been an O’Reilly Team Member since 2023.  Mr. Loafman’s primary areas of responsibility are Distribution Operations and Logistics.  Mr. Loafman began his career of over 20 years with Walmart, Inc. (“Walmart”) working in distribution and held various positions including Operations Manager, Distribution Center General Manager, Senior Director of Distribution, and Vice President of International Distribution Operations.  Prior to joining O’Reilly, Mr. Loafman served as Divisional Vice President for the U.S. Supply Chain for Walmart.  In 2023, Mr. Loafman joined O’Reilly as Senior Vice President of Distribution Operations and has held this position since that time.

Chris Mancini, age 48, Senior Vice President of Store Operations, has been an O’Reilly Team Member for 22 years.  Mr. Mancini’s primary areas of responsibility are Store Operations and Retail Systems, Professional Sales, and Jobber Sales.  Mr. Mancini’s O’Reilly career began as an Installer Service Specialist and progressed through the roles of Store Manager, District Manager, Regional Director,

Mid-Atlantic Division Vice President, Western Division Vice President, and Senior Vice President of Central Store Operations and Sales.  Mr. Mancini has held the position of Senior Vice President of Store Operations and Sales since 2022.

Mark J. Merz, age 54, Senior Vice President of International, has been an O’Reilly Team Member for 18 years.  Mr. Merz’s primary area of responsibility is International Development.  Mr. Merz’s O’Reilly career began as a Senior Accountant and progressed through the roles of External Reporting and Investor Relations Manager, Director of External Reporting and Investor Relations, Vice President of Investor Relations, Financial Reporting, and Planning, and Senior Vice President of Finance.  Prior to joining O’Reilly, Mr. Merz worked for nine years as a Controller for a privately held company.  Mr. Merz has held the position of Senior Vice President of International since 2024.

Jose Montellano, age 43, Senior Vice President of Western Operations and Sales, has been an O’Reilly Team Member for 18 years.  Mr. Montellano’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s western U.S. store operations.  Mr. Montellano’s O’Reilly career began as a Store Manager and progressed through the roles of District Manager, Regional Director, and Southern California Division Vice President.  Mr. Montellano has held the position of Senior Vice President of Western Operations and Sales since 2024.

Ramon Odems, age 49, Senior Vice President of Northeast Operations and Sales, has been an O’Reilly Team Member for 32 years.  Mr. Odems’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s northeast U.S. store operations.  Mr. Odems’s O’Reilly career began as a Stocker and progressed through the roles of Parts Specialist, Assistant Store Manager, Store Manager, District Manager, Regional Director, and Great Lakes Division Vice President.  Mr. Odems has held the position of Senior Vice President of Northeast Operations and Sales since 2024.

Shari Reaves, age 55, Senior Vice President of Human Resources and Training, has been an O’Reilly Team Member for 32 years.  Ms. Reaves’s primary areas of responsibility are Human Resources and Training.  Ms. Reaves’s O’Reilly career began as an Employment Coordinator and progressed through the roles of Benefits Coordinator, Benefits Supervisor, Benefits Manager, Director of Benefits, Senior Director of Benefits and Payroll, and Vice President of Human Resources.  Ms. Reaves has held the position of Senior Vice President of Human Resources and Training since 2024.

David Wilbanks, age 54, Senior Vice President of Merchandise, has been an O’Reilly Team Member for 13 years.  Mr. Wilbanks’s primary areas of responsibility are Merchandise and Pricing.  Mr. Wilbanks has over 35 years of experience in the automotive aftermarket industry.  Mr. Wilbanks’s career began as a counter technician for an independent jobber and progressed to becoming an ASE Certified Master Technician for an automotive dealership, before accepting a position with AutoZone, Inc. (“AutoZone”).  Mr. Wilbanks served AutoZone for twelve years as a financial analyst, Category Manager, and Director of Merchandise.  In 2012, Mr. Wilbanks joined O’Reilly as Vice President of Merchandise and has held the position of Senior Vice President of Merchandise since 2016.

SERVICE MARKS AND TRADEMARKS

We have registered, acquired, and/or been assigned the following service marks and trademarks in the United States:  BENNETT AUTO SUPPLY®; BESTEST®; BETTER PARTS. BETTER PRICES.®; BETTER PARTS, BETTER PRICES....EVERYDAY!®; BETTER PARTS. BETTER PRICES. BETTER SERVICE.®; BOND AUTO PARTS®; BRAKEBEST®; BRAKEBEST HD®; BRAKEBEST SELECT®; BRAKEBEST SELECT PRO®; CARTEK®; CARTEK PRO®; CERTIFIED AUTO REPAIR®; CHECKER AUTO PARTS®; CUSTOMIZE YOUR RIDE®; DEPENDABILITY YOU CAN COUNT ON®; DO IT RIGHT DEALS®; EARN POINTS EVERY WAY YOU SHOP®; FIRST CALL®; FLEET & HEAVY DUTY PROFESSIONAL PARTS PEOPLE®; FORMULATED FOR TODAY’S ENGINES®; FRIENDLIEST PARTS STORE IN TOWN®; FROM OUR STORE TO YOUR DOOR®; IMPORT DIRECT®; IMPORT DIRECT OE REPLACEMENT PARTS®; KRAGEN AUTO PARTS®; MASTER PRO®; MASTER PRO REFINISHING®; MASTERPRO SELECT®; MASTERPRO UNDERCAR®; MICROGARD®; MICROGARD HEPA®; MICROGARD SELECT®; MORE PARTS. YOUR WAY.®; MURRAY®; MURRAY CLIMATE CONTROL®; MURRAY TEMPERATURE CONTROL®; MURRAY’S MASCOT® (Design only); MURRAY PLUS®; MURRAY ULTRA®; MURRAY’S AUTO PARTS®; O LOW PRICE GUARANTEE! ®;  O® (Shamrock inside of “O”); OMNISPARK®; O’REILLY®; O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE® (Mascot design); O’REILLY AUTO PARTS®; O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®; O’REILLY AUTOMOTIVE®; O’REILLY O’REWARDS®; O’REILLY PARTS PAYOFF® (design only); O’REILLY SELECT®; O’REILLY VERISCAN®; O’REWARDS®; ORIGINAL BRAND PROXONE EST. 2007®; PARTS CITY®; PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; PARTS CITY AUTO PARTS®; PARTS FOR YOUR CAR WHEREVER YOU ARE®; PARTS PAYOFF®; POWER PERFORMANCE RELIABILITY®; POWER TORQUE®; PRECISION®; PRECISION HUB ASSEMBLIES®; PRO X ONE®; PROFESSIONAL PARTS PEOPLE®; PROFESIONALES EN AUTOPARTES®; PROTECTION YOU CAN TRUST®; QUIETECH®; REAL WORLD TRAINING®; ¡SIGUE ADELANTE CON O’REILLY!®; SCHUCK’S AUTO SUPPLY®;

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

Investors and others should note that we use our website to communicate with our investors and the public about the Company, its products, and other matters, and from time to time we may announce material information through our website.  Therefore, we encourage investors, the media, and others interested in the Company to monitor and review the information we make available on our website.

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

Although demand for many of our products is primarily non-discretionary in nature and tend to be purchased by consumers out of necessity, our sales are impacted by constraints on the economic health of our customers.  The economic health of our customers is affected by many factors, including, among others, general business conditions, interest rates, inflation, tariffs, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, fuel prices, unemployment levels, a prolonged public health crisis or pandemic, and other matters that influence consumer confidence and spending.  Many of these factors are outside of our control.  Our customers’ purchases, including purchases of our products, could decline during periods when income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions or political uncertainty.  If any of these events occur, or if unfavorable economic conditions challenge the consumer environment, our business, results of operations, financial condition, and cash flows could be adversely affected.

Overall demand for products sold in the automotive aftermarket is dependent upon many factors in the countries in which we operate, including the total number of vehicle miles driven, the total number of registered vehicles, the age and quality of these registered vehicles, and the level of unemployment.  Changes in vehicle technology used by the original equipment manufacturers (“OEM”) on future vehicles, including but not limited to electric, hybrid, and internal combustion engines, may result in less frequent repairs, parts lasting longer, or elimination of certain repairs.  In addition, restrictions on access to telematics, diagnostic tools, and repair information imposed by the OEMs or by governmental regulations may force vehicle owners to rely on dealers to perform maintenance and repairs.  Adverse changes in these factors could lead to a decreased level of demand for our products, which could negatively impact our business, results of operations, financial condition, and cash flows.

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations, and other unfavorable events for our customers, suppliers, logistics, and other service providers and financial institutions that are counterparties to our credit facilities.  Furthermore, the ability of these third parties to overcome these difficulties may worsen.  If third parties, on whom we rely for merchandise, are unable to overcome difficulties resulting from the deterioration in economic conditions, the cause of which could include, among others, geopolitical uncertainty or a prolonged public health crisis or pandemic, and provide us with the merchandise we need, or if counterparties to our credit facilities do not perform their obligations, our business, results of operations, financial condition, and cash flows could be adversely affected.

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

Our business is sensitive to global, national, and regional economic and weather conditions and natural disasters that could impact our costs and sales.

Our business is sensitive to impacts from global, national, and regional economic and weather conditions and natural disasters.  Unusually inclement weather and natural disasters, such as significant rain, snow, sleet, freezing rain, flooding, wildfire, seismic activity, and hurricanes, have historically discouraged our customers from visiting our stores during the affected period and reduced our sales, particularly to DIY customers.  Extreme weather conditions, such as extreme heat and extreme cold temperatures, may enhance demand for our products due to increased failure rates of our customers’ automotive parts, while temperate weather conditions may have a lesser impact on failure rates of automotive parts.  In addition, our stores and DCs, particularly those located in coastal regions, may be subject to increased unrecoverable losses resulting from regional weather conditions or disasters and our results of operations, financial condition, and cash flows could be adversely affected.

A change in the relationship with any of our key suppliers, the limited supply or unavailability of key products, supply chain disruptions, or changes in trade policies could affect our financial health.

Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers’ ability or willingness to sell quality products to us at favorable prices and terms.  Many factors outside of our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms.  For example, financial or operational difficulties that our suppliers may face could increase the cost of the products we purchase from them or our ability to source products from them.  In addition, the trend toward consolidation among automotive parts suppliers, as well as the off-shoring of manufacturing capacity to foreign countries, may disrupt or end our relationship with some suppliers and could lead to less competition and result in higher prices.  We could also be negatively impacted when our suppliers or our supply chain experiences work stoppages and labor strikes; a prolonged public health crisis or pandemic; import, shipping, and transportation disruptions or increased costs, such as from inflation, tariffs, or currency fluctuations; or other interruptions to, or difficulties in, the manufacture or supply of the products we purchase.  If we are unable to effectively respond to such disruptions to our supply chain, or manage them more effectively than our competitors, our business and competitive position may be negatively impacted.  In addition, changes in country specific trade policies, sanctions, practices, tariffs or taxes, import limitations, and other factors relating to foreign trade and port agreements could affect our ability to source products and our suppliers’ ability to source materials or provide products at current volumes and/or prices.  These and other factors affecting our suppliers and our access to products could adversely affect our results of operations, financial condition, and cash flows.

Business interruptions in our distribution centers or other facilities may affect our store hours, stability of systems we rely on, and/or availability and distribution of merchandise, which may affect our business.

Business interruptions, including from a prolonged public health crisis or pandemic, weather-related events, terrorist activities, war, political or civil unrest, disruption of critical infrastructure systems, or other disasters, or the threat of them, may result in a disruption of operations or the closure of one or more of our DCs or other facilities, or may adversely affect our ability to deliver inventory to our stores on a nightly basis.  This may affect our ability to timely provide products to our customers, resulting in lost sales or a potential loss of customer loyalty, among other things.  Some of our merchandise is imported from other countries and these goods could become difficult or impossible to bring into the countries in which we operate, and we may not be able to obtain such merchandise from other sources at similar prices.  Such a disruption in revenue could potentially have a negative impact on our results of operations, financial condition, and cash flows.

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

We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to collect, analyze, process, store, manage, transmit, and protect business operations, processes, transactions, and data.  Delays in the maintenance, updates, upgrading, or patching of these systems, applications, or processes could adversely impact their effectiveness or could expose us to risks.  Our systems, and the third-party systems with which we interact, are subject to damage, failure, or interruption due to various reasons, including, but not limited to, power or other critical infrastructure outages; facility damage; physical theft; telecommunications failures; malware; security incidents; cyber-attacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks, and ransomware; natural disasters and catastrophic events; inadequate or ineffective redundancy measures; and misconduct or design or usage errors by Team Members, contractors, or third-party service providers.  In addition, the increased adoption of artificial intelligence could heighten certain of these risks.  Although we seek to effectively maintain and safeguard our systems, and we seek to ensure our third-party service providers effectively maintain and safeguard their systems, such measures are not guaranteed to be successful.  As a result, we or our service providers could experience one or more errors, interruptions, delays, or cessations of service impacting the integrity or availability of our information technology infrastructure.  A material incident could significantly disrupt our operations and business processes; result in the impairment or loss of critical data; be costly and resource-

intensive to remedy; and/or harm our reputation and relationship with customers, Team Members, suppliers, and other stakeholders, all of which could have a material adverse impact on our results of operations, financial condition, and cash flows.

In addition, our information technology systems, infrastructure, and personnel require substantial investments, such as replacing systems, maintaining or enhancing systems, or designing or acquiring new systems or functionality, including artificial intelligence.  These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, incurring more costs than expected, or implementation delays or errors, and may result in operational challenges, security control failures, reputational harm, and increased costs, all of which could have a material adverse impact on our results of operations, financial condition, and cash flows.

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

In addition, the regulatory environment related to information security and data collection, retention, processing, use, notification, consent, and privacy is complex and constantly evolving.  The effects of complying with stricter and more complex data collection, retention, processing, use, notification, consent, and privacy and information security laws, regulations, and standards can be far-reaching and may increase our responsibility and liability, which may increase our costs by needing to invest significant, additional time and resources and make changes to our existing practice and processes.  Failure to comply with data collection, retention, processing, use, notification, consent, and privacy and information security laws, regulations, and standards by us or our third-party service providers or suppliers could subject us to fines, sanctions, lawsuits, regulatory enforcement actions, governmental investigations, or reputational damage, which could have a material adverse impact on our results of operations, financial condition, and cash flows.

GENERAL RISKS

We cannot assure future growth will be achieved.

We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future.  Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning, and other issues related to new store site development, the availability of qualified management personnel, and general business and economic conditions.  We cannot be sure that our growth plans for 2026 and beyond will be achieved.  Failure to achieve our growth objectives may negatively impact the trading price of our common stock.  For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

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

Environmental legislation and regulations, such as the initiatives related to limiting greenhouse gas emissions and climate change as well as extended producer responsibility and the associated costs, could adversely impact all industries.  While it is uncertain whether these initiatives will become law, new or more stringent climate change-related mandates, laws, or regulations, or stricter interpretations of existing mandates, laws, or regulations could potentially be forthcoming.  These matters, if enacted, could adversely impact our costs, by, among other things, increasing fuel prices or requiring additional expenditures by us or our suppliers to comply, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

In addition, we engage with our third-party business partners to enforce our internal cybersecurity practices.  We rely on all third-party business partners to maintain appropriate security programs; however, we cannot ensure in all circumstances that their efforts will be successful.  We assess and monitor third-party posture through a detailed third-party risk management program.  Contracts are updated to address risk and include privacy addendums, where applicable.  We also require that our third parties report material cybersecurity incidents to us, allowing us the ability to assess the impact of any reported incident on our operations.

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

Our Compliance Committee members have decades of business and leadership experience managing risk, including cybersecurity risks, that collectively enables them to effectively oversee comprehensive cybersecurity risks.  Our CIO has served in various roles in information technology for more than 35 years, including serving as a chief information officer for a technology company, and has a degree in information management systems.  Information Security Program leaders and Team Members who support our Information Security Program have relevant educational and technical certifications, such as Certified Information Security Manager (CISM) and Certified Information Systems Security Professional (CISSP), and applicable industry experience, including cybersecurity threat assessment and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats, and regulatory compliance.  For further details about our CIO’s background, see the “Information About Our Executive Officers” section of Item 1 of this annual report on Form 10-K.

Item 2. Properties

Stores, Distribution Centers, and Other Properties:

Of the 6,585 stores we operated at December 31, 2025, 2,791 stores were owned, 3,728 stores were leased from unaffiliated parties, and 66 stores were leased from entities that include one or more of our affiliated directors or members of their immediate family.  Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance, and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option.  We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby.  Such master lease agreements with two of the four affiliated entities have been modified to extend the term of the lease agreement for specific stores.  The master lease agreements or modifications thereto expire on dates ranging from June 30, 2026, to March 31, 2031.  We believe that the lease agreements with the affiliated entities are on terms comparable to those of third parties.  See Note 16 “Related Parties” to the Consolidated Financial Statements for further information on master lease agreements.

The following table provides information regarding our DCs in operation as of December 31, 2025:

			Operating Square Footage (1)
Principal Use	Nature of Occupancy	Number of Locations	(in thousands)
Distribution center	Owned	24	10,858
Distribution center	Leased (2)	8	3,155
Total		32	14,013
(1)	DC operating square footage includes floor and mezzanine operating square footage and excludes subleased square footage.
(2)	Terms expiring on dates ranging from December 31, 2027, to August 31, 2042.

In addition, we operate 11 satellite warehouses in Mexico and Canada; these facilities do not provide regular stock order replenishment to stores and are immaterial in the aggregate.  During 2025, we opened a new DC in Stafford, Virginia.  Further enhancing our distribution capabilities, we plan to expand our Lakeland, Florida, DC in 2026 and open a new DC in the Fort Worth, Texas area, in 2028, adding additional store servicing capabilities to our distribution network.

We believe that our present facilities are in good condition, are sufficiently insured, and are adequate for the conduct of our current operations.  Our DC network provides a growth capacity of approximately 400 to 550 domestic stores.  We believe the growth capacity in our DCs will provide us with the DC infrastructure needed for near-term expansion, and we will continue to evaluate our existing distribution system infrastructure and will adjust our distribution system capacity as needed to support our future growth.

Our corporate office operations occur primarily in Springfield, Missouri, and as of December 31, 2025, the total square footage for our corporate office operations was 0.6 million square feet, substantially all of which was owned.

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

On June 10, 2025, the Company completed a 15-for-1 forward stock split of our common stock.  All share and per share information, including share-based compensation, in the current and comparable periods throughout this annual report on Form 10-K, has been retrospectively adjusted to reflect the stock split.

As of February 12, 2026, the Company had approximately 1,514,000 shareholders of common stock based on the number of holders of record and an estimate of individual participants represented by security position listings.

Sales of Unregistered Securities:

There were no sales of unregistered securities during the year ended December 31, 2025.

Issuer Purchases of Equity Securities:

The following table identifies all repurchases during the fourth quarter ended December 31, 2025, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share price data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
October 1, 2025, to October 31, 2025	2,374	$98.68	2,374	$664,846
November 1, 2025, to November 30, 2025	1,288	96.21	1,288	2,540,848
December 1, 2025, to December 31, 2025	1,511	93.99	1,511	$2,398,851
Total as of December 31, 2025	5,173	$96.69	5,173
(1)	The authorizations under the share repurchase program that currently have capacity are scheduled to expire on November 22, 2027, and November 18, 2028. No other share repurchase programs existed during the twelve months ended December 31, 2025. See Note 11 “Share Repurchase Program” to the Consolidated Financial Statements for further information on our share repurchases.

Stock Performance Graph:

The graph below shows the cumulative total shareholder return assuming the investment of $100, on December 31, 2020, and the reinvestment of dividends thereafter, if any, in the Company’s common stock versus the Standard and Poor’s S&P 500 Retail Index (“S&P 500 Retail Index”) and the Standard and Poor’s S&P 500 Index (“S&P 500”).

$325
$275
$225
$175
$125
$75
Dec. 31, 2020
Dec. 31, 2021
Dec. 31, 2022
Dec. 31, 2023
Dec. 31, 2024
Dec. 31, 2025
O'Reilly Automotive, Inc.
S&P 500 Retail Index
S&P 500

	December 31,
Company/Index	2020	2021	2022	2023	2024	2025
O’Reilly Automotive, Inc.	$100	$156	$187	$210	$262	$302
S&P 500 Retail Index	100	119	77	109	144	150
S&P 500	$100	$127	$102	$127	$157	$182

Item 6.  [Reserved]

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity, and certain other factors that may affect our future results, including:

●	An overview of the key drivers and other influences on the automotive aftermarket industry.
●	Our results of operations for the years ended December 31, 2025 and 2024.
●	Our liquidity and capital resources.
●	Our critical accounting estimates.
●	Recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information, forward-looking statements, and other risk factors included elsewhere in this annual report on Form 10-K.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States, Puerto Rico, Mexico, and Canada.  We are one of the largest North American automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our goal is to achieve growth in sales and profitability by capitalizing on our competitive advantages, such as our dual market strategy, superior customer service provided by well-trained and technically proficient Team Members, and strategic distribution and hub store network that provides same day and over-night inventory access for our stores to offer a broad selection of product offerings.  The successful execution of our growth strategy includes aggressively opening new stores, growing sales in existing stores, continually enhancing merchandising and store layouts, and implementing our Omnichannel initiatives.  As of December 31, 2025, we operated 6,447 stores in 48 U.S. states and Puerto Rico, 112 stores in Mexico, and 26 stores in Canada.

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

Our stores also offer enhanced services and programs to our customers, including used oil, oil filter, and battery recycling; battery, wiper, and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction through our trusted VeriScan technology, which provides diagnostic information with possible repair fixes; referrals to trusted local repair shops; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.

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

While inflationary cost pressures can impact our business, including inflation resulting from changes in tariff rates, historically we have been successful in reducing the effects of merchandise cost increases, principally by taking advantage of supplier incentive programs, economies of scale resulting from increased volume of purchases, and selective forward buying.  To the extent our acquisition costs increase due to base commodity price increases or other input cost increases affecting the entire industry, we have typically been able to pass along these cost increases through higher selling prices for the affected products. As a result, we do not believe inflation has had a material adverse effect on our operating results.

We believe the key drivers of demand over the long-term for the products sold within the automotive aftermarket include the number of miles driven, number of registered vehicles, annual rate of light vehicle sales, and average vehicle age:

Number of Miles Driven:

The number of total miles driven influences the demand for repair and maintenance products sold within the automotive aftermarket.  In the U.S., vehicles are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. increased 2.1%, 1.0%, and 0.9% in 2023, 2024, and 2025, respectively.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet:

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Auto Care Association, the total number of U.S. registered vehicles increased 13.4% from 2014 to 2024, bringing the number of light vehicles on the road to 286 million by the end of 2024.  For the year ended December 31, 2025, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 16.0 million vehicles, contributing to the continued growth in the total number of registered vehicles on the road.  From 2014 to 2024, U.S. vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.6% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased 10.5%, from 11.4 years in 2014 to 12.6 years in 2024.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from rising average new and used vehicle prices, as consumers are generally more willing to continue to invest in their current vehicle.

We believe the increase in average vehicle age over the long term can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains, interiors, and exteriors, coupled with consumers’ willingness to invest in maintaining these higher-mileage, better built vehicles.  As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty.  These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures, and generally require more maintenance than newer vehicles.  We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles, and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

The table below compares the Company’s selected financial data over a ten-year period:

Year ended December 31,	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016
(In thousands, except per share, Team Members, stores and ratio data)

SELECT INCOME STATEMENT RELATED DATA:

Percentage increase in comparable store sales (a)(b)	4.7%	2.9%	7.9%	6.4%	13.3%	10.9%	4.0%	3.8%	1.4%	4.8%
Sales ($)	17,781,992	16,708,479	15,812,250	14,409,860	13,327,563	11,604,493	10,149,985	9,536,428	8,977,726	8,593,096
Gross profit	9,174,141	8,554,489	8,104,803	7,381,706	7,019,949	6,085,692	5,394,691	5,039,966	4,720,683	4,509,011
Operating income	3,460,612	3,251,157	3,186,376	2,954,491	2,917,168	2,419,336	1,920,726	1,815,184	1,725,400	1,699,206
Net income ($) (c)(d)	2,538,209	2,386,680	2,346,581	2,172,650	2,164,685	1,752,302	1,391,042	1,324,487	1,133,804	1,037,691
Earnings per share – basic ($)	2.98	2.73	2.59	2.25	2.09	1.58	1.20	1.08	0.85	0.72
Earnings per share – assuming dilution ($) (c)(d)	2.97	2.71	2.56	2.23	2.07	1.57	1.19	1.07	0.84	0.72

SELECT BALANCE SHEET AND CASH FLOW RELATED DATA:
Total assets ($)	16,538,253	14,893,741	13,872,995	12,627,979	11,718,707	11,596,642	10,717,160	7,980,789	7,571,885	7,204,189
Total debt ($)	6,016,904	5,520,932	5,570,125	4,371,653	3,826,978	4,123,217	3,890,527	3,417,122	2,978,390	1,887,019
Shareholders’ (deficit) equity ($) (c)	(763,352)	(1,370,961)	(1,739,278)	(1,060,752)	(66,423)	140,258	397,340	353,667	653,046	1,627,136
Inventory turnover (e)	1.6	1.7	1.7	1.7	1.7	1.5	1.4	1.4	1.4	1.5
Accounts payable to inventory (f)	123.9%	128.0%	130.8%	134.9%	127.4%	114.5%	104.4%	105.7%	106.0%	105.7%
Cash provided by operating activities ($) (g)	2,761,993	3,049,576	3,034,084	3,148,250	3,207,310	2,836,603	1,708,479	1,727,555	1,403,687	1,510,713
Capital expenditures ($)	1,168,815	1,023,387	1,006,264	563,342	442,853	465,579	628,057	504,268	465,940	476,344
Free cash flow ($) (g)(h)	1,563,250	1,987,808	1,987,720	2,371,123	2,548,922	2,189,995	1,020,649	1,188,584	889,059	978,375

SELECT OPERATING DATA:

Team Members	93,072	93,176	90,189	87,377	82,852	77,654	82,484	78,882	75,552	74,580
Total store count (i)(j)(k)	6,585	6,378	6,157	5,971	5,784	5,616	5,460	5,219	5,019	4,829
Domestic store count (i)	6,447	6,265	6,095	5,929	5,759	5,594	5,439	5,219	5,019	4,829
Mexico store count (j)	112	87	62	42	25	22	21	—	—	—
Canada store count (k)	26	26	—	—	—	—	—	—	—	—
Store square footage (a)(l)	51,515	48,809	46,681	44,604	43,185	41,668	40,227	38,455	36,685	35,123
Sales per weighted-average store ($) (a)(m)	2,728	2,642	2,578	2,415	2,298	2,057	1,881	1,842	1,807	1,826
Sales per weighted-average square foot ($) (a)(l)(n)	346	342	340	322	307	277	255	251	248	251

(a)	Represents O’Reilly’s U.S. and Puerto Rico operations only.
(b)

Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to Team Members, and sales from Leap Day during the years ended December 31, 2024, 2020, and 2016.  Online sales for ship-to-home orders and pick-up-in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation.

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

(d)

Following the enactment of the U.S. Tax Cuts and Jobs Act in December of 2017, the Company revalued its deferred income tax liabilities, which resulted in a one-time benefit to the Company’s Consolidated Statement of Income for the years ended December 31, 2018 and 2017.  See Note 17 “Income Taxes” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2018, for more information.

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

The following table includes income statement data as a percentage of sales, which is each calculated independently and may not compute to presented totals due to rounding differences, for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31,
	2025	2024
Sales	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	48.4	48.8
Gross profit	51.6	51.2
Selling, general and administrative expenses	32.1	31.7
Operating income	19.5	19.5
Interest expense	(1.3)	(1.3)
Interest income	—	—
Income before income taxes	18.2	18.2
Provision for income taxes	3.9	3.9
Net income	14.3%	14.3%

2025 Compared to 2024

Sales:

Sales for the year ended December 31, 2025, increased $1.07 billion, or 6%, to $17.78 billion from $16.71 billion for the same period in 2024.  Comparable store sales increased 4.7% and 2.9% for the year ended December 31, 2025 and 2024, respectively.  Comparable store sales are calculated based on changes in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, and sales to Team Members, as well as sales from Leap Day in the year ended December 31, 2024.  Online sales, resulting from ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation.  We opened 207 and 198 net, new stores during the year ended December 31, 2025 and 2024, respectively.  Additionally, we began operating 23 stores in Canada from the Groupe Del Vasto (“Vast Auto”) acquisition during the year ended December 31, 2024.  We anticipate new store growth will be 225 to 235 net, new store openings in 2026.

The increase in sales for the year ended December 31, 2025, was primarily the result of the 4.7% increase in domestic comparable store sales, a $354 million increase in sales from new stores opened in 2024 and 2025 that are not considered comparable stores, partially offset by the effect of sales from one additional day in the prior year due to Leap Day.  Our comparable store sales increase for the year ended December 31, 2025, was driven by an increase in average ticket value for both professional service provider and DIY customers and an increase in transaction counts for professional service provider customers, partially offset by a decrease in transaction counts for DIY customers.  Average ticket values benefited from increases in average selling prices on a same-SKU basis, as compared to the same period in 2024, driven by increases in acquisition costs of inventory, principally resulting from increased tariffs, which were passed on in selling prices.  Average ticket values also continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  The decrease in DIY customer transaction counts was driven by pressured consumer spending on discretionary categories and broader industry pressure on certain hard part categories.

See Note 13 “Revenue” to the Consolidated Financial Statements for further information concerning the Company’s sales.

Gross Profit:

Gross profit for the year ended December 31, 2025, increased 7% to $9.17 billion (or 51.6% of sales) from $8.55 billion (or 51.2% of sales) for the same period in 2024.  The increase in gross profit dollars for the year ended December 31, 2025, was primarily the result of increase in comparable store sales at existing stores and sales from new stores, partially offset by prior year gross profit dollars generated from one additional day due to Leap Day.  The increase in gross profit as a percentage of sales for the year ended December 31, 2025, was due to improved acquisition costs and distribution operating efficiencies, partially offset by a greater percentage of our total sales mix being generated from professional service provider customers, which carry a lower gross margin percentage than DIY sales.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2025, increased 8% to $5.71 billion (or 32.1% of sales) from $5.30 billion (or 31.7% of sales) for the same period in 2024.  The increase in total SG&A dollars for the year ended December 31, 2025, was the result of additional Team Members and vehicles to support our increased sales and store count, partially offset by prior year incremental SG&A expenses incurred from one additional day due to Leap Day.  The increase in SG&A as a percentage of sales for the year ended December 31, 2025, was principally due to broad inflationary pressure in costs, primarily relating to medical and casualty insurance programs, and enhancements to store-level compensation and benefits.

Operating Income:

As a result of the impacts discussed above, operating income for the year ended December 31, 2025, increased 6% to $3.46 billion (or 19.5% of sales) from $3.25 billion (or 19.5% of sales) for the same period in 2024.

Other Income and Expense:

Total other expense for the year ended December 31, 2025, increased 7% to $220 million (or 1.2% of sales), from $206 million (or 1.2% of sales) for the same period in 2024.  The increase in total other expense for the year ended December 31, 2025, was the result of increased interest expense on higher average outstanding borrowings.  See Note 9 “Financing” to the Consolidated Financial Statements for further information concerning the Company’s borrowings.

Income Taxes:

Our provision for income taxes for the year ended December 31, 2025, increased 7% to $702 million (21.7% effective tax rate) from $658 million (21.6% effective tax rate) for the same period in 2024.  The increase in our provision for income taxes for the year ended December 31, 2025, was primarily the result of higher taxable income and lower excess tax benefits from share-based compensation.  The increase in our effective tax rate for the year ended December 31, 2025, was primarily the result of lower excess tax benefits from share-based compensation partially offset by higher transferable federal renewable energy tax credits.  See Note 17 “Income Taxes” to the Consolidated Financial Statements for further information concerning the Company’s income taxes.

Net Income:

As a result of the impacts discussed above, net income for the year ended December 31, 2025, increased to $2.54 billion (or 14.3% of sales), from $2.39 billion (or 14.3% of sales) for the same period in 2024.

Earnings Per Share:

Our diluted earnings per common share for the year ended December 31, 2025, increased 10% to $2.97 on 856 million shares from $2.71 on 881 million shares for the same period in 2024.

2024 Compared to 2023

A discussion of the changes in our results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “ORLY” or at our internet address, www.OReillyAuto.com, by clicking “Investor Relations” located at the bottom of the page.

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

Our material contractual cash obligations as of December 31, 2025, included commitments for short and long-term debt arrangements and interest payments related to long-term debt, future minimum payments under non-cancelable lease arrangements, self-insurance reserves, projected obligations related to future payments under the Company’s nonqualified deferred compensation plan, purchase obligations for construction contract commitments, uncertain tax positions and associated estimated interest and penalties, payments for certain deferred income taxes, the obligation to purchase renewable energy tax credits, and payments for the purchase of inventory.

We expect to fund these various commitments and obligations primarily with operating cash flows expected to be generated in the normal course of business or through borrowings under our unsecured revolving credit facility and commercial paper program.  See Note 6 “Leases,” Note 14 “Share-Based Compensation and Benefit Plans,” Note 15 “Commitments,” and Note 17 “Income Taxes” to the Consolidated Financial Statements for further information on our leasing arrangements, share-based compensation payments, commitments, and uncertain tax positions, respectively, which are not reflected in the table below.

The following table identifies the estimated payments for each of the next five years, and in the aggregate thereafter, of the Company’s debt instruments and related interest payments and self-insurance reserves as of December 31, 2025 (in thousands):

	December 31, 2025
	Long-Term Debt Principal	Self-Insurance
	and Interest Payments (1)	Reserves (2)
2026	$2,157,231	$297,304
2027	915,231	68,365
2028	627,363	44,655
2029	606,731	24,641
2030	586,481	12,079
Thereafter	2,014,863	15,733
Contractual cash obligations	$6,907,900	$462,777
(1)	See Note 9 “Financing” to the Consolidated Financial Statements for further information on our debt instruments and related interest payments.
(2)	See Note 15 “Commitments” and Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further information on our self-insurance reserves.

Due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms, the timing of payments for certain deferred income taxes, uncertain tax positions, and commitments related to future payments under the Company’s nonqualified compensation plan cannot be determined and are therefore excluded from the above table, except for amounts estimated to be payable in 2026, which are included in “Current liabilities” on our Consolidated Balance Sheets.

Off-balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity, for which we have an obligation to the entity that is not recorded in our consolidated financial statements.  See Note 1 “Summary of Significant Accounting Policies” for more information on our variable interest entities.  We issue stand-by letters of credit, for more information see Note 9 “Financing” to the Consolidated Financial Statements for further information on our stand-by letters of credit.

Other than the commitments discussed in Note 15 “Commitments” to the Consolidated Financial Statements, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current, or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures, or capital resources.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	For the Year Ended
	December 31,
Liquidity:	2025	2024	2023
Total cash provided by/(used in):
Operating activities	$2,761,993	$3,049,576	$3,034,084
Investing activities	(1,152,356)	(1,166,805)	(995,936)
Financing activities	(1,548,795)	(2,029,717)	(1,868,738)
Effect of exchange rate changes on cash	2,706	(1,941)	1,139
Net increase (decrease) in cash and cash equivalents	$63,548	$(148,887)	$170,549

Capital expenditures	$1,168,815	$1,023,387	$1,006,264
Free cash flow (1)	$1,563,250	$1,987,808	1,987,720
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period. See page 37 for the reconciliation of the calculation of free cash flow.

Cash and cash equivalents balances held outside of the U.S. were $19.1 million and $17.2 million as of December 31, 2025 and 2024, respectively, which was generally utilized to support the liquidity needs of foreign operations in Mexico and Canada.

2025 Compared to 2024

Operating Activities:

The decrease in net cash provided by operating activities in 2025 compared to 2024 was primarily due to the timing of payment for transferrable federal renewable energy tax credits, partially offset by an increase in operating income.

Investing Activities:

The decrease in net cash used in investing activities in 2025 compared to 2024 was primarily the result of the acquisition of Vast Auto in 2024, partially offset by an increase in capital expenditures.  The increase in capital expenditures was primarily due to distribution enhancement and expansion projects and an increase in investments in new store growth.

We opened 207 and 198 net, new stores in 2025 and 2024, respectively.  We plan to open 225 to 235 net, new stores in 2026.  The costs associated with the expected openings of owned store locations in 2026, including the cost of land acquisition, building construction, fixtures, vehicles, net inventory investment, and computer equipment, are estimated to average approximately $3.2 million to $3.5 million per store.  However, such costs may be significantly lower where we lease, rather than purchase, the store site and higher where we build a Hub, as they are larger in size.

Financing Activities:

The decrease in net cash used in financing activities in 2025 compared to 2024 was primarily attributable to net borrowings on the Company’s commercial paper program in 2025 versus net paydown on commercial paper in 2024, partially offset by the issuance of senior notes in 2024.

2024 Compared to 2023

A discussion of the changes in our operating activities, liquidity activities, and financing activities for the year ended December 31, 2024, as compared to the year ended December 31, 2023, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “ORLY” or at our internet address, www.OReillyAuto.com, by clicking “Investor Relations” located at the bottom of the page.

Debt Instruments:

See Note 9 “Financing” to the Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit, commercial paper program, and unsecured senior notes.

Debt Covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of December 31, 2025, we were in compliance with the covenants applicable to our senior notes.

As discussed in Note 9 “Financing” to the Consolidated Financial Statements, the Company is party to a credit agreement dated June 15, 2021, as amended and restated by the First Amended and Restated Credit Agreement as of March 31, 2025 (the “Credit Agreement”).  The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, and five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from our lenders.

We had a consolidated fixed charge coverage ratio of 6.08 times and 6.11 times as of December 31, 2025 and 2024, respectively, and a consolidated leverage ratio of 1.92 times and 1.89 times as of December 31, 2025 and 2024, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing our revolving credit facility, for the years ended December 31, 2025 and 2024 (dollars in thousands):

		For the Year Ended
		December 31,
		2025	2024
GAAP net income		$2,538,209	$2,386,680
Add:	Interest expense	235,064	222,548
	Rent expense (1)	490,357	452,529
	Provision for income taxes	701,962	658,384
	Depreciation expense	507,341	457,047
	Amortization expense	3,889	4,845
	Non-cash share-based compensation	35,115	28,931
Non-GAAP EBITDAR		$4,511,937	$4,210,964

	Interest expense	$235,064	$222,548
	Capitalized interest	17,141	14,141
	Rent expense (1)	490,357	452,529
Total fixed charges		$742,562	$689,218

Consolidated fixed charge coverage ratio		6.08	6.11

GAAP debt		$6,016,904	$5,520,932
Add:	Stand-by letters of credit	155,642	127,310
	Unamortized discount and debt issuance costs	23,096	29,068
	Five-times rent expense	2,451,785	2,262,645
Non-GAAP adjusted debt		$8,647,427	$7,939,955

Consolidated leverage ratio		1.92	1.89

(1)

The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”), the most directly comparable GAAP financial measure, for the years ended December 31, 2025 and 2024 (in thousands):

		For the Year Ended
		December 31,
		2025	2024
Total lease cost, per ASC 842		$592,121	$543,495
Less:	Variable non-contract operating lease components, related to property taxes and insurance	101,764	90,966
Rent expense		$490,357	$452,529

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the years ended December 31, 2025, 2024, and 2023 (in thousands):

		For the Year Ended
		December 31,
		2025	2024	2023
Cash provided by operating activities		$2,761,993	$3,049,576	$3,034,084
Less:	Capital expenditures	1,168,815	1,023,387	1,006,264
	Excess tax benefit from share-based compensation payments	29,928	39,871	35,950
	(Return of) investment in tax credit equity investments	—	(1,490)	4,150
Free cash flow		$1,563,250	$1,987,808	$1,987,720

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

Share Repurchase Program:

See Note 11 “Share Repurchase Program” to the Consolidated Financial Statements for information on our share repurchase program.

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

Our self-insurance reserve estimate included on our Consolidated Balance Sheets increased $175 million from 2024 to 2025, which is primarily due to general litigation accruals, inflation in claim development costs, our growing operations, increases in healthcare costs, the number of vehicles, and the number of hours worked, partially offset by having resolved and paid out claims throughout 2025.  If the underlying assumptions in management’s estimate changed self-insurance reserves by 10% from our estimated reserves at December 31, 2025, the financial impact would have been approximately $44 million or 1.4% of pretax income for the year ended December 31, 2025.  See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further information on our self-insurance reserves.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for information about recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted Term SOFR Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of December 31, 2025, we had no outstanding borrowings under our Revolving Credit Facility.

We are subject to interest rate risk to the extent we issue short-term, unsecured commercial paper notes under our commercial paper program (the “Program”) with variable interest rates.  As of December 31, 2025, we had outstanding borrowings under the Program in the amount of $690.0 million, at the weighted-average variable interest rate of 3.979%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $2.8 million.

We had outstanding fixed rate debt of $5.4 billion as of December 31, 2025 and 2024.  The fair value of our fixed rate debt was estimated at $5.3 billion and $5.2 billion as of December 31, 2025 and 2024, respectively, which was determined by reference to quoted market prices.

Cash Equivalents Risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of December 31, 2025, our cash and cash equivalents totaled $193.8 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $507.8 million at December 31, 2025.  The year ended December 31, 2025, exchange rates of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 15.7% from December 31, 2024.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at December 31, 2025, would be approximately $46.2 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statement through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

We view our investments in Canadian subsidiaries as long-term.  The net asset exposure in the Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates was $177.7 million, at December 31, 2025.  The year ended December 31, 2025, exchange rates of the Canadian dollar, relative to the U.S. dollar, strengthened by approximately 4.8% from December 31, 2024.  The potential loss in value of our net assets in the Canadian subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at December 31, 2025, would be approximately $16.2 million.  Any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the financial statement through the foreign currency translation component of accumulated other comprehensive income, unless the Canadian subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework).  Based on this assessment, management believes that as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report, which is included herein.

/s/	Brad Beckham	/s/	Jeremy A. Fletcher
Brad Beckham		Jeremy A. Fletcher
Chief Executive Officer		Executive Vice President and
February 27, 2026		Chief Financial Officer
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, O’Reilly Automotive, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

At December 31, 2025, the Company’s self-insurance reserve estimate was $443 million.  As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of the risks associated with workers’ compensation, property, and vehicle claims.  The Company’s self-insurance reserves are estimated based upon historical claim experience, expected claim development and trend lines.

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

To evaluate the Company’s determination of the estimated self-insurance reserves, we performed audit procedures that included, among others, involving a specialist to assist in the development of an independent actuarial estimate for certain of the reserve balances based upon current industry and economic trends, comparing selected assumptions and the estimate determined by management to our independent estimates which were developed with the assistance of our specialists, testing the underlying data used by management in the development of the reserves and testing the mathematical accuracy of the calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

Kansas City, Missouri

February 27, 2026

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$193,793	$130,245
Accounts receivable, less allowance for doubtful accounts $25,851 in 2025 and $22,545 in 2024	389,793	356,839
Amounts receivable from suppliers	159,900	139,091
Inventory	5,731,385	5,095,804
Other current assets	269,406	117,916
Total current assets	6,744,277	5,839,895

Property and equipment, at cost	10,222,249	9,192,254
Less: accumulated depreciation and amortization	3,964,824	3,587,098
Net property and equipment	6,257,425	5,605,156

Operating lease, right-of-use assets	2,391,150	2,324,638
Goodwill	948,208	930,161
Other assets, net	197,193	193,891
Total assets	$16,538,253	$14,893,741

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$7,103,684	$6,524,811
Self-insurance reserves	297,304	149,387
Accrued payroll	119,603	107,495
Accrued benefits and withholdings	240,072	199,593
Income taxes payable	13,957	6,274
Current portion of operating lease liabilities	439,907	419,213
Other current liabilities	561,294	876,732
Total current liabilities	8,775,821	8,283,505

Long-term debt	6,016,904	5,520,932
Operating lease liabilities, less current portion	2,034,688	1,980,705
Deferred income taxes	211,210	247,599
Other liabilities	262,982	231,961

Shareholders’ equity (deficit):
Preferred stock, $0.01 par value:
Authorized shares – 5,000,000
Issued and outstanding shares – none	—	—
Common stock, $0.01 par value:
Authorized shares – 1,250,000,000
Issued and outstanding shares –
841,909,238 as of December 31, 2025, and
862,232,760 as of December 31, 2024	8,419	8,622
Additional paid-in capital	1,530,292	1,454,518
Retained deficit	(2,328,817)	(2,791,288)
Accumulated other comprehensive income (loss)	26,754	(42,813)
Total shareholders’ deficit	(763,352)	(1,370,961)

Total liabilities and shareholders’ deficit	$16,538,253	$14,893,741

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended
	December 31,
	2025	2024	2023
Sales	$17,781,992	$16,708,479	$15,812,250
Cost of goods sold, including warehouse and distribution expenses	8,607,851	8,153,990	7,707,447
Gross profit	9,174,141	8,554,489	8,104,803

Selling, general and administrative expenses	5,713,529	5,303,332	4,918,427
Operating income	3,460,612	3,251,157	3,186,376

Other income (expense):
Interest expense	(235,064)	(222,548)	(201,668)
Interest income	7,323	7,295	4,900
Other, net	7,300	9,160	15,142
Total other expense	(220,441)	(206,093)	(181,626)

Income before income taxes	3,240,171	3,045,064	3,004,750
Provision for income taxes	701,962	658,384	658,169
Net income	$2,538,209	$2,386,680	$2,346,581

Earnings per share-basic:
Earnings per share	$2.98	$2.73	$2.59
Weighted-average common shares outstanding – basic	851,472	875,082	907,131

Earnings per share-assuming dilution:
Earnings per share	$2.97	$2.71	$2.56
Weighted-average common shares outstanding – assuming dilution	855,919	880,572	914,976

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	December 31,
	2025	2024	2023
Net income	$2,538,209	$2,386,680	$2,346,581
Other comprehensive income (loss):
Foreign currency translation adjustments	69,567	(82,201)	36,392
Total other comprehensive income (loss)	69,567	(82,201)	36,392

Comprehensive income	$2,607,776	$2,304,479	$2,382,973

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2022	935,298	$9,353	$1,302,759	$(2,375,860)	$2,996	$(1,060,752)
Net income	—	—	—	2,346,581	—	2,346,581
Other comprehensive income	—	—	—	—	36,392	36,392
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	420	5	21,686	—	—	21,691
Net issuance of common stock upon exercise of stock options	3,896	39	71,114	—	—	71,153
Share based compensation	—	—	25,642	—	—	25,642
Share repurchases, including fees	(53,522)	(536)	(77,196)	(3,073,423)	—	(3,151,155)
Excise tax on share repurchases	—	—	—	(28,830)	—	(28,830)
Balance at December 31, 2023	886,092	$8,861	$1,344,005	$(3,131,532)	$39,388	$(1,739,278)
Net income	—	—	—	2,386,680	—	2,386,680
Other comprehensive loss	—	—	—	—	(82,201)	(82,201)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	381	3	23,741	—	—	23,744
Net issuance of common stock upon exercise of stock options	4,803	48	106,622	—	—	106,670
Share based compensation	—	—	26,964	—	—	26,964
Share repurchases, including fees	(29,043)	(290)	(46,814)	(2,029,425)	—	(2,076,529)
Excise tax on share repurchases	—	—	—	(17,011)	—	(17,011)
Balance at December 31, 2024	862,233	$8,622	$1,454,518	$(2,791,288)	$(42,813)	$(1,370,961)
Net income	—	—	—	2,538,209	—	2,538,209
Other comprehensive income	—	—	—	—	69,567	69,567
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	353	4	28,559	—	—	28,563
Net issuance of common stock upon exercise of stock options	2,051	21	53,869	—	—	53,890
Share based compensation	—	—	33,062	—	—	33,062
Share repurchases, including fees	(22,728)	(228)	(39,716)	(2,057,018)	—	(2,096,962)
Excise tax on share repurchases	—	—	—	(18,720)	—	(18,720)
Balance at December 31, 2025	841,909	$8,419	$1,530,292	$(2,328,817)	$26,754	$(763,352)

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2025	2024	2023
Operating activities:
Net income	$2,538,209	$2,386,680	$2,346,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	511,230	461,892	409,061
Amortization of debt discount and issuance costs	7,379	6,613	4,954
Deferred income taxes	(37,544)	(50,238)	48,232
Share-based compensation programs	35,115	28,931	27,511
Other	11,069	6,360	2,116
Changes in operating assets and liabilities:
Accounts receivable	(35,505)	30,495	(35,539)
Inventory	(604,537)	(403,886)	(288,323)
Accounts payable	576,413	421,364	207,061
Income taxes payable	4,537	(8,690)	33,889
Accrued payroll	12,072	(30,810)	11,234
Accrued benefits and withholdings	35,561	71,128	(12,763)
Other	(292,006)	129,737	280,070
Net cash provided by operating activities	2,761,993	3,049,576	3,034,084

Investing activities:
Purchases of property and equipment	(1,168,815)	(1,023,387)	(1,006,264)
Proceeds from sale of property and equipment	30,845	16,350	17,689
Return of (investment in) tax credit equity investments	—	1,490	(4,150)
Other, including acquisitions, net of cash acquired	(14,386)	(161,258)	(3,211)
Net cash used in investing activities	(1,152,356)	(1,166,805)	(995,936)

Financing activities:
Proceeds from borrowings on revolving credit facility	—	30,000	3,227,000
Payments on revolving credit facility	—	(30,000)	(3,227,000)
Net proceeds (payments) of commercial paper	488,786	(547,604)	746,789
Proceeds from the issuance of long-term debt	—	498,910	749,655
Principal payments on long-term debt	—	—	(300,000)
Payment of debt issuance costs	(3,997)	(4,076)	(4,989)
Payment of excise tax on share repurchases	(17,012)	(28,830)	—
Repurchases of common stock	(2,096,962)	(2,076,529)	(3,151,155)
Net proceeds from issuance of common stock	80,823	128,981	91,316
Other	(433)	(569)	(354)
Net cash used in financing activities	(1,548,795)	(2,029,717)	(1,868,738)

Effect of exchange rate changes on cash	2,706	(1,941)	1,139
Net increase (decrease) in cash and cash equivalents	63,548	(148,887)	170,549
Cash and cash equivalents at beginning of the period	130,245	279,132	108,583
Cash and cash equivalents at end of the period	$193,793	$130,245	$279,132

Supplemental disclosures of cash flow information:
Income taxes paid	$1,067,524	$640,426	$315,060
Interest paid, net of capitalized interest	226,752	209,094	189,611

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

O’Reilly Automotive, Inc. and Subsidiaries, collectively, “O’Reilly” or the “Company,” is a specialty retailer and supplier of automotive aftermarket parts.  The Company’s stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items, and various automotive accessories.  As of December 31, 2025, the Company owned and operated 6,585 stores in 48 U.S. states, Puerto Rico, Mexico, and Canada, servicing both do-it-yourself (“DIY”) and professional service provider customers.  The Company’s robust distribution system provides stores with same-day or overnight access to an extensive inventory of hard-to-find items not typically stocked in the stores of other auto parts retailers.

In May 2025, the number of shares of the Company’s authorized common stock was increased to 1.25 billion shares in order to implement a 15-for-1 forward stock split of its common stock, which was completed on June 10, 2025.  All share and per share information, including share-based compensation, in the current and comparable periods throughout this annual report on Form 10-K, has been retrospectively adjusted to reflect the stock split.  All shares of common stock retained a par value of $0.01 per share.  Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common stock.”

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

The Company’s chief operating decision maker is its Chief Executive Officer.  The Company evaluates its reportable segment primarily on the basis of sales and segment profit, which is net income.  Net income is utilized by the chief operating decision maker to evaluate budget to actual results, as well as trends over time, to allocate resources, and evaluate performance.  See Note 2 for further information concerning the Company’s segment reporting.

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

Foreign Currency:

The Company accounts for its Mexican operations using the local market currency, the Mexican peso, and converts its financial statements compiled for these operations from the Mexican peso to U.S. dollars.  The Company accounts for its Canadian operations using the local market currency, the Canadian dollar, and converts its financial statements compiled for these operations from the Canadian dollar to U.S. dollars.  The cumulative gain or loss on currency translation is included as a component of “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets.  See Note 12 for further information concerning the Company’s accumulated other comprehensive income (loss).

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

Amounts due to the Company from its Team Members are included in “Accounts receivable” on the accompanying Consolidated Balance Sheets.  These amounts consist primarily of purchases of merchandise on Team Member accounts.  Accounts receivable due from Team Members was approximately $0.7 million and $0.8 million as of December 31, 2025 and 2024, respectively.

Amounts Receivable from Suppliers:

The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates, and co-operative advertising.  Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred.  All other supplier concessions are recognized as a reduction to the cost of sales.  Amounts receivable from suppliers also include amounts due to the Company for changeover merchandise and product returns.  The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations.  Management does not believe there is a reasonable likelihood that the Company will be unable to collect the aggregate amounts receivable from suppliers, and the Company did not record a reserve for uncollectable amounts from suppliers in the consolidated financial statements as of December 31, 2025 or 2024.

Inventory:

Inventory, which consists of automotive hard parts, maintenance items, accessories, and tools, is stated at the lower of cost or market.  Inventory also includes capitalized costs related to procurement, warehousing, and distribution centers (“DCs”).  Cost has been determined using the last-in, first-out (“LIFO”) method, which more accurately matches costs with related revenues.  The replacement cost of inventory was $6.25 billion and $5.32 billion as of December 31, 2025 and 2024, respectively.

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

Goodwill and Other Intangibles:

The accompanying Consolidated Balance Sheets at December 31, 2025 and 2024, include goodwill and other intangible assets recorded as the result of acquisitions.  The Company operates a single reporting unit and evaluates goodwill and indefinite-lived intangibles for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  The goodwill impairment test includes an optional qualitative assessment.  The Company’s qualitative assessment found no evidence to suggest it is more likely than not that its fair value is less than its carrying amount, including goodwill, as of December 31, 2025 and 2024.  As such, no goodwill impairment adjustment was required as of December 31, 2025 and 2024.  Finite-lived intangibles are carried at amortized cost and amortization is calculated using the straight-line method, generally over the estimated useful lives of the intangibles.  See Note 7 for further information concerning the Company’s goodwill and other intangibles.

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

Impairment of Long-Lived Assets:

The Company reviews its long-lived assets, including its right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset.  If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company has not historically recorded any material impairment charges to its long-lived assets.  See Note 5 for further information concerning the Company’s impairment of long-lived assets activities.

Valuation of Investments:

The Company has an unsecured obligation to pay, in the future, the value of deferred compensation and a Company match relating to employee participation in the Company’s nonqualified deferred compensation plan (the “Deferred Compensation Plan”).  The future obligation is adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant.  The Company invests in various marketable securities with the intention of selling these securities to fulfill its future obligations under the Deferred Compensation Plan.  The investments in this plan were stated at fair value based on quoted market prices, were accounted for as trading securities, and were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024.  See Note 3 for further information concerning the fair value measurements of the Company’s marketable securities.  See Note 14 for further information concerning the Company’s benefit plans.

Variable Interest Entities:

The Company invested in certain tax credit funds that promote renewable energy.  These investments generated a return primarily through the realization of federal tax credits and other tax benefits.  The Company accounts for the tax attributes of its renewable energy investments using the deferral method.  Under this method, realized investment tax credits and other tax benefits are recognized as a reduction of the renewable energy investments.

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction, and other operating decisions and activities.  As of December 31, 2025, the Company had invested in five unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.  During the year ended December 31, 2024, the Company exited one unconsolidated tax credit fund entity, considered a VIE, and received a return of investment payment in the amount of $1.5 million, which was included in “Return of (investment in) tax credit equity investments” on the accompanying Consolidated Statements of Cash Flows.

The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $12.8 million as of December 31, 2025, and was included in “Other assets, net” on the accompanying Consolidated Balance Sheets.  The Company did not recognize investment tax credits from association with these VIEs during the years ended December 31, 2025 and 2024.  During the year ended December 31, 2023, the Company recognized investment tax credits from association with these VIEs in the amounts of $0.5 million, all of which were realized through reductions in cash income taxes paid and were reflected as a component of the change in “Income taxes payable” on the accompanying Consolidated Statements of Cash Flows for the respective years.

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

The following table identifies the components of the Company’s self-insurance reserves as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Self-insurance reserves (undiscounted)	$462,777	$286,566
Self-insurance reserves (discounted)	443,027	268,308

The current portion of the Company’s discounted self-insurance reserves totaled $297.3 million and $149.4 million as of December 31, 2025 and 2024, respectively, which was included in “Self-insurance reserves” on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024.  The remainder was included in “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024.

Warranties:

The Company provides warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties.  The risk of loss arising from warranty claims is typically the obligation of the Company’s suppliers.  Certain suppliers provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims.  For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims.  Differences between supplier allowances received by the Company, in lieu of warranty obligations and estimated warranty expense, are recorded as an adjustment to cost of sales.  Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line.  The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims.  See Note 10 for further information concerning the Company’s aggregate product warranty liabilities.

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

Share Repurchases:

In January of 2011, the Company’s Board of Directors approved a share repurchase program.  Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions.  All shares repurchased under the share repurchase program are retired and recorded under the par value method on the accompanying Consolidated Balance Sheets.  See Note 11 for further information concerning the Company’s share repurchase program.

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

The Company maintains a retail loyalty program named O’Reilly O’Rewards, which represents a performance obligation.  The Company records a deferred revenue liability, based on a breakage adjusted, estimated redemption rate, and a corresponding reduction in revenue in periods when loyalty points are earned by members.  The Company recognizes revenue and a corresponding reduction to the deferred revenue liability in periods when loyalty program issued coupons are redeemed by members, generally within a period of three months from issuance, or when unredeemed points expire, generally within 12 months after the date they were earned, which satisfies the Company’s performance obligation.  See Note 13 for further information concerning the Company’s revenue.

Cost of Goods Sold and Selling, General and Administrative Expenses:

Below follows the primary costs classified in each major expense category.

Cost of goods sold, including warehouse and distribution expenses:

●	Total cost of merchandise sold, including freight expenses associated with acquiring merchandise and with moving merchandise inventories from the Company’s distribution centers to the stores and defective merchandise and warranty costs.
●	Supplier allowances and incentives, including allowances that are not reimbursements for specific, incremental, and identifiable costs and cash discounts on payments to suppliers.
●	Costs associated with the Company’s supply chain, including payroll and benefit costs, warehouse occupancy costs, transportation costs, depreciation, and inventory shrinkage.

Selling general and administrative expenses:

●	Payroll benefit costs for store and corporate Team Members.
●	Occupancy costs of store and corporate facilities.
●	All expenses associated with Hub stores.
●	Depreciation and amortization related to store and corporate assets.
●	Vehicle expenses for store and Hub delivery services.
●	Self-insurance costs.
●	Closed store expenses.
●	Other administrative costs, including accounting, legal, and other professional services; bad debt, banking, and credit card fees; supplies; travel; and advertising costs.

Advertising Expenses:

Advertising expense consists primarily of expenses related to the Company’s integrated marketing program, which includes radio, in-store, digital, and social media promotions, as well as sports and event sponsorships and direct mail and newspaper promotional distribution.  The Company expenses advertising costs as incurred.  The Company also participates in cooperative advertising arrangements with certain of its suppliers.  Advertising expense, net of cooperative advertising allowances from suppliers that were incremental to the advertising program, specific to the product or event and identifiable for accounting purposes, were $91.1 million, $90.7 million and $85.7 million for the year ended December 31, 2025, 2024, and 2023, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Share-Based Compensation and Benefit Plans:

The Company sponsors share-based compensation plans and benefit plans.  The Company recognizes compensation expense over the requisite service period for its share-based plans based on the fair value of the awards on the date of the grant, award, or issuance and accounts for forfeitures as they occur.  Share-based plans include stock option awards, restricted stock awards, and stock appreciation rights issued under the Company’s incentive plans and stock issued through the Company’s employee stock purchase plan.  See Note 14 for further information concerning the Company’s share-based compensation and benefit plans.

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

Interest Expense:

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on its long-term borrowings.  Total interest costs capitalized for the year ended December 31, 2025, 2024, and 2023, were $17.1 million, $14.1 million and $7.2 million, respectively.

In conjunction with the issuance or amendment of long-term debt instruments, the Company incurs various costs, including debt registration fees, accounting and legal fees, and underwriter and book runner fees.  Debt issuance costs related to the Company’s long-term unsecured senior notes are recorded as a reduction of the principal amount of the corresponding unsecured senior notes.  Debt issuance costs related to the Company’s unsecured revolving credit facility are recorded as an asset.  These debt issuance costs have been deferred and are being amortized over the term of the corresponding debt instrument, and the amortization expense is included in “Interest expense” on the accompanying Consolidated Statements of Income.  Deferred debt issuance costs totaled $21.6 million and $24.0 million net of accumulated amortization, as of December 31, 2025 and 2024, respectively, of which $4.1 million and $1.1 million were included in “Other assets, net” as of December 31, 2025 and 2024, respectively, with the remainder included in “Long-term debt” on the accompanying Consolidated Balance Sheets.

The Company issued its long-term unsecured senior notes and commercial paper program at a discount.  The original issuance discounts on the senior notes are recorded as a reduction of the principal amount of the corresponding senior notes and are accreted over the term of the applicable senior note, and the original issuance discounts on the commercial paper program are recorded as a reduction of the face amount of the borrowings, with the accretion expenses included in “Interest expense” on the accompanying Consolidated Statements of Income.  Original issuance discounts, net of accretion, totaled $5.6 million and $6.2 million as of December 31, 2025 and 2024, respectively.

See Note 9 for further information concerning debt issuance costs and original issuance discounts associated with the Company’s issuances of long-term debt instruments.

Income Taxes:

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between the U.S. GAAP basis and tax basis of assets and liabilities using enacted tax rules and rates currently scheduled to be in effect for the year in which the differences are expected to reverse.  Tax carry forwards are also recognized in deferred tax assets and liabilities under this method.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.  The Company would record a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination and any change in the valuation allowance is recorded in the period of a change in such determination.  The

Company did not establish a valuation allowance for deferred tax assets as of December 31, 2025 and 2024, as it was considered more likely than not that deferred tax assets were realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies.

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

In July 2025, H.R. 1 was signed into law in the U.S., which contained a broad range of tax reform provisions affecting businesses.  The effects of the legislation, which were immaterial, are reflected in the accompanying consolidated financial statements for the period ended December 31, 2025.

See Note 17 for further information concerning the Company’s income taxes.

Earnings Per Share:

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the fiscal period.  Diluted earnings per share is calculated by dividing the weighted-average number of common shares outstanding plus the common stock equivalents associated with the potential impact of dilutive stock options.  Certain common stock equivalents that could potentially dilute basic earnings per share in the future were not included in the fully diluted computation because they would have been antidilutive.  Generally, stock options are antidilutive and excluded from the earnings per share calculation when the exercise price exceeds the market price of the common shares.  See Note 18 for further information concerning the Company’s common stock equivalents.

New Accounting Pronouncements:

In December of 2023, FASB issued Accounting Standard Update ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”).  ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures.  Under ASU 2023-09, a public entity would be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, such as if the effect of the reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate.  Entities would also have to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid, along with income/loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state, and foreign.  ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.  ASU 2023-09 allows for early adoption for annual financial statements that have not yet been issued and allows retrospective and prospective adoption.  The Company adopted this guidance beginning with its fourth quarter ending December 31, 2025.  The application of this new guidance did not have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.  See Note 17 for further information concerning the Company’s income taxes.

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

In September of 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 35040): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”).  ASU 2025-06 modernizes the accounting for software costs related to internal-use software.  Under ASU 2025-06, public entities would be required to start capitalizing software costs when two thresholds are met: management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended.  ASU 2025-06 will also require entities to follow different disclosure requirements for capitalized internal-use software costs.  ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods.  Early adoption is permitted and allows for prospective, modified, or retrospective transition approach.  The Company will adopt this guidance beginning with its first quarter ending March 31, 2028.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows.

NOTE 2 – SEGMENT REPORTING

The Company conducts its operations in the U.S., Canada, and Mexico, and collectively this represents its single operating segment, referred to as its automotive aftermarket parts segment, which is its only reportable segment.  There have been no changes in the determination of segmentation or the measurements used to determine reported segment net income during the year ended December 31, 2025.  The measure of segment assets is reported as “Total assets” on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024.  At December 31, 2025 and 2024, the Company’s consolidated long-lived assets were located primarily in the United States and consolidated revenue was primarily generated within the United States for the years ending December 31, 2025, 2024 and 2023, with immaterial assets and revenues associated with international operations.

The table below identifies the Company’s significant segment expenses regularly provided to the chief operating decision maker that are included in reported segment profit or loss, which is consolidated net income, for the years ended December 31, 2025, 2024 and 2023 (in thousands):

		For the Year Ended
		December 31,
		2025	2024	2023
Automotive aftermarket parts segment:
Sales		$17,781,992	$16,708,479	$15,812,250
Cost of goods sold, including warehouse and distribution expenses		8,607,851	8,153,990	7,707,447
Gross profit		9,174,141	8,554,489	8,104,803
Less:	Team Member compensation expense (1)	3,587,196	3,334,574	3,139,448
	Rent expense (2)	461,744	429,686	402,572
	Depreciation and amortization expense	415,209	372,878	333,678
	Advertising expense	91,061	90,744	85,706
	Other segment items (3)	1,143,696	1,058,995	936,981
	Interest expense	235,064	222,548	201,668
	Provision for income taxes	701,962	658,384	658,169
Consolidated net income		$2,538,209	$2,386,680	$2,346,581
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

NOTE 3 – FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Company invests in various marketable securities with the intention of selling these securities to fulfill its future unsecured obligations under the Company’s nonqualified deferred compensation plan.  See Note 14 for further information concerning the Company’s benefit plans.

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024.  The Company recorded an increase in fair value related to its marketable securities in the amount of $8.0 million and $7.1 million for the year ended December 31, 2025 and 2024, respectively, which were included in “Other income (expense)” on the accompanying Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of December 31, 2025 and 2024 (in thousands):

December 31, 2025
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$67,840	$—	$—	$67,840

December 31, 2024
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$65,156	$—	$—	$65,156

Non-financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of December 31, 2025 and 2024, the Company did not have any material non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair Value of Financial Instruments:

The carrying amounts of the Company’s senior notes, unsecured revolving credit facility borrowings, and commercial paper program borrowings are included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair values as of December 31, 2025 and 2024, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$5,327,587	$5,308,675	$5,321,219	$5,151,768

The carrying amount of the Company’s unsecured revolving credit facility approximates fair value (Level 2), as borrowings under the facility bear variable interest at current market rates.  The carrying amount of the Company’s commercial paper program approximates fair value (Level 2), as borrowings under the program bear interest at market rates prevailing at the time of issuance.  See Note 9 for further information concerning the Company’s senior notes, unsecured revolving credit facility, and commercial paper program.

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

NOTE 4 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table identifies the changes in the Company’s allowance for doubtful accounts included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Allowance for doubtful accounts, balance at January 1	$22,545	$15,834
Reserve accruals	13,109	14,837
Uncollectable accounts written-off	(10,134)	(7,973)
Foreign currency translation	331	(153)
Allowance for doubtful accounts, balance at December 31	$25,851	$22,545

NOTE 5 – PROPERTY AND EQUIPMENT

The following table identifies the types and balances of property and equipment included in “Property and equipment, at cost” on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024, and includes the estimated useful lives for its types of property and equipment (in thousands, except original useful lives):

	Original Useful	December 31,
	Lives	2025	2024
Land		$1,228,262	$1,070,098
Buildings and building improvements	15 – 39 years	3,830,809	3,407,685
Leasehold improvements	3 – 25 years	1,438,562	1,277,447
Furniture, fixtures and equipment	3 – 20 years	2,461,876	2,250,540
Vehicles	5 – 10 years	790,700	748,315
Construction in progress		472,040	438,169
Total property and equipment		10,222,249	9,192,254
Less: accumulated depreciation and amortization		3,964,824	3,587,098
Net property and equipment		$6,257,425	$5,605,156

The Company recorded depreciation and amortization expense related to property and equipment in the amounts of $504.9 million, $457.0 million, and $404.9 million for the year ended December 31, 2025, 2024, and 2023, respectively, which were included in “Selling, general and administrative expenses” and “Cost of goods sold, including warehouse and distribution expenses” on the accompanying Consolidated Statements of Income.

The Company recorded charges of $2.5 million related to property and equipment for the year ended December 31, 2025, primarily due to certain hardware and software projects that were disposed or were no longer expected to provide a long-term benefit; $0.5 million related to property and equipment for the year ended December 31, 2024, primarily due to the write-down of equipment that exceeded market value; and $2.2 million related to property and equipment for the year ended December 31, 2023, primarily due to the write-down of equipment that exceeded market value and certain hardware and software projects that were disposed or were no longer expected to provide a long-term benefit, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 6 – LEASES

Operating Lease Commitments:

The following table summarizes Total lease cost for the years ended December 31, 2025, 2024, and 2023, which was primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income (in thousands):

	For the Year Ended
	December 31,
	2025	2024	2023
Operating lease cost	$457,952	$425,481	$398,537
Short-term operating lease cost	8,187	8,206	9,508
Variable operating lease cost	130,778	114,634	99,911
Sublease income	(4,796)	(4,826)	(4,805)
Total lease cost	$592,121	$543,495	$503,151

The following table summarizes other lease related information for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$453,544	$416,714
Right-of-use assets obtained in exchange for new operating lease liabilities	375,163	423,196

The following table identifies the future minimum lease payments under all of the Company’s operating leases for each of the next five years, and in the aggregate thereafter, and reconciles to the present value of the “Operating lease liabilities, less current portion” included in the accompanying Consolidated Balance Sheet as of December 31, 2025 (in thousands):

	December 31, 2025
	Related Parties	Non-Related Parties	Total
2026	$4,188	$442,624	$446,812
2027	3,370	410,365	413,735
2028	3,182	360,190	363,372
2029	1,119	312,368	313,487
2030	336	268,913	269,249
Thereafter	25	1,213,576	1,213,601
Total operating lease payments	12,220	3,008,036	3,020,256
Less: present value discount	897	544,764	545,661
Total operating lease liabilities	11,323	2,463,272	2,474,595
Less: current portion of operating lease liabilities	4,188	435,719	439,907
Operating lease liabilities, less current portion	$7,135	$2,027,553	$2,034,688

See Note 16 for further information concerning the Company’s related party operating leases.

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent and other variable operating lease related costs and have not been reduced by expected future minimum sublease income under non-cancelable subleases, which was approximately $8.8 million as of December 31, 2025.  The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases was 8.9 years and 4.6%, respectively, as of December 31, 2025.

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

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Goodwill:

Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist.  Goodwill is not amortizable for financial statement purposes.  The Company did not record any goodwill impairment during the years ended December 31, 2025, 2024, or 2023.

The following table identifies the changes in goodwill, which were included in “Goodwill” on the accompanying Consolidated Balance Sheets for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Goodwill, balance at January 1,	$930,161	$897,696
Change in goodwill related to acquisitions	4,657	52,105
Foreign currency translation	13,390	(19,640)
Goodwill, balance at December 31,	$948,208	$930,161

Intangibles Other than Goodwill:

The following table identifies the components of the Company’s intangible assets, inclusive of foreign currency translation adjustments, which were included in “Other assets, net” on the accompanying Consolidated Balance Sheets for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025			December 31, 2024
	Cost of	Accumulated	Net	Cost of	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
Finite-lived intangible assets:
Trade names (1)	$2,933	$(2,230)	$703	$2,536	$(1,612)	$924
Non-compete agreements (2)	2,141	(1,736)	405	2,161	(1,548)	613
Customer relationships (3)	41,506	(10,023)	31,483	38,758	(6,193)	32,565
Total finite-lived intangible assets	46,580	(13,989)	32,591	43,455	(9,353)	34,102

Indefinite-lived intangible assets:
Trade names	39,103	—	39,103	33,810	—	33,810

Total intangible assets	$85,683	$(13,989)	$71,694	$77,265	$(9,353)	$67,912
(1)	Weighted-average remaining useful life of approximately 1.9 years as of December 31, 2025.
(2)	Weighted-average remaining useful life of approximately 2.5 years as of December 31, 2025.
(3)	Weighted-average remaining useful life of approximately 11.9 years as of December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company recorded non-compete agreement assets in conjunction with small acquisitions in the amount of less than $0.1 million for each year.  Other than the non-compete agreement assets, the Company did not record additional finite-lived assets during the year ended December 31, 2025, or indefinite-lived intangible assets during the years ended December 31, 2025 and 2024.  During the year ended December 31, 2024, the Company recorded a finite-lived asset, related to customer relationships from the Vast Auto acquisition, in the amount of $32.8 million.  For the year ended December 31, 2025, 2024, and 2023, the Company recorded aggregate amortization expense related to its intangible assets in the amounts of $3.6 million, $3.6 million and $3.0 million, respectively.

Indefinite-lived intangible assets, such as trade names, are reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist.  The Company did not record any indefinite-lived intangible asset impairment during the years ended December 31, 2025, 2024, or 2023.

The following table identifies the estimated amortization expense of the Company’s intangibles for each of the next five years, and the aggregate thereafter, and reconciles to net, finite-lived intangible assets included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2025 (in thousands):

December 31, 2025
Amortization Expense
2026	$3,654
2027	3,516
2028	3,176
2029	3,009
2030	2,140
Thereafter	17,096
Total net, finite-lived intangible assets	$32,591

NOTE 8 – SUPPLIER FINANCE PROGRAMS

The Company has established and maintains supplier finance programs with certain third-party financial institutions, which allow participating merchandise suppliers to voluntarily elect to assign the Company’s payment obligations due to these merchandise suppliers to one of the designated third-party institutions.  Under these supplier finance programs, the Company has agreed to pay the third-party financial institutions the stated amount of confirmed merchandise supplier invoices on the original maturity dates of the invoices, which are generally for a term of one year.  The Company does not have any assets pledged as security or other forms of guarantees for the committed payment to the third-party institutions.  As of December 31, 2025, and 2024, the Company had obligations outstanding under these programs for invoices that were confirmed as valid to the third-party financial institutions in the amounts of $5.1 billion and $4.8 billion, respectively, which were included as a component of “Accounts payable” on the accompanying Consolidated Balance Sheets.

The following table identifies the changes in the outstanding obligations of the Company’s supplier finance programs for the year ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Obligations outstanding, balance at January 1,	$4,807,430	$4,423,008
Invoices added	5,582,708	5,338,154
Invoices paid	(5,244,760)	(4,953,732)
Obligations outstanding, balance at December 31,	$5,145,378	$4,807,430

NOTE 9 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Commercial paper program, weighted-average variable interest rate of 3.979% as of December 31, 2025 and 4.750% as of December 31, 2024	690,000	200,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
5.750% Senior Notes due 2026, effective interest rate of 5.767%	750,000	750,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	850,000
5.000% Senior Notes due 2034, effective interest rate of 5.028%	500,000	500,000
Total principal amount of debt	6,040,000	5,550,000
Less: Unamortized discount and debt issuance costs	23,096	29,068
Total long-term debt	$6,016,904	$5,520,932

The following table identifies the principal maturity payments of the Company’s financing facilities for each of the next five years, and in the aggregate thereafter, as of December 31, 2025 (in thousands):

December 31, 2025
Scheduled Maturities
2026	$1,940,000
2027	750,000
2028	500,000
2029	500,000
2030	500,000
Thereafter	1,850,000
Total principal amount of debt	$6,040,000

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

As of December 31, 2025 and 2024, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, under the Credit Agreement each in the amount of $5.3 million and $5.4 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of the outstanding letters of credit have a one-year term from the date of issuance.  As of December 31, 2025 and 2024, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted Term SOFR Rate (both as defined in the Credit Agreement) plus an applicable margin, which will vary from 0.000% to 0.050% in the case of loans bearing interest at the Alternate Base Rate and 0.680% to 1.075% in the case of loans bearing interest at the Adjusted Term SOFR Rate, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments, varying from 0.070% to 0.175% per annum.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of December 31, 2025, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Term Benchmark Revolving Loans was 0.900%, and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, and five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights, and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from lenders.  As of December 31, 2025, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of December 31, 2025 and 2024, the Company had other outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability, and other insurance policies, in the amount of $150.4 million and $121.9 million, respectively.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Commercial Paper Program:

On August 9, 2023, the Company established a commercial paper program (the “Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $2.25 billion.  The Notes will have maturities of up to 397 days from the date of issue.  The Notes rank at least pari passu with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company plans to use its Revolving Credit Facility as a liquidity backstop for the repayment of Notes outstanding under the Program.  The Notes issued under the Program were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as of December 31, 2025 and 2024, as the Company has the ability and intent to refinance these Notes on a long-term basis.

Senior Notes:

As of December 31, 2025, the Company has issued and outstanding a cumulative $5.4 billion aggregate principal amount of unsecured senior notes, which are due between 2026 and 2034, with UMB Bank, N.A. and U.S. Bank Trust Company, National Association as trustees.  Interest on the senior notes, ranging from 1.750% to 5.750%, is payable semi-annually and is computed on the basis of a 360-day year.  The $500 million aggregate principal amount of unsecured 3.550% Senior Notes due 2026 and $750 million aggregate principal amount of unsecured 5.750% Senior Notes due 2026 were included in “Long-term debt” on the accompanying Consolidated

Balance Sheet as of December 31, 2025, as the Company has the ability and intent to refinance these notes on a long-term basis.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of December 31, 2025.

NOTE 10 – WARRANTIES

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024.  The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Warranty liabilities, balance at January 1,	$133,251	$117,895
Warranty claims	(250,072)	(203,645)
Warranty accruals	263,021	219,121
Foreign currency translation	79	(120)
Warranty liabilities, balance at December 31,	$146,279	$133,251

NOTE 11 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program.  Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend, or terminate the share repurchase program at any time, without prior notice.  As announced on November 22, 2024, and November 18, 2025, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $2.0 billion, resulting in a cumulative authorization amount of $29.8 billion.  The additional authorizations are effective for three years, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the years ended December 31, 2025 and 2024 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2025	2024
Shares repurchased	22,728	29,043
Average price per share	$92.26	$71.50
Total investment	$2,096,840	$2,076,510

As of December 31, 2025, the Company had $2.4 billion remaining under its share repurchase program.  Excise tax on shares repurchased, assessed at one percent of the fair market value of net shares repurchased, was $21.0 million for the year ended December 31, 2025.

Subsequent to the end of the year and through February 27, 2026, the Company repurchased an additional 4.7 million shares of its common stock under its share repurchase program, at an average price of $93.61, for a total investment of $436.3 million.  The Company has repurchased a total of 1.5 billion shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 27, 2026, at an average price of $18.93, for a total aggregate investment of $27.8 billion.  As of February 27, 2026, we had approximately $2.0 billion remaining under our share repurchase program.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations.  The table below summarizes activity for changes in accumulated other comprehensive loss included in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive income, balance at December 31, 2023	$39,388	$39,388
Change in accumulated other comprehensive loss	(82,201)	(82,201)
Accumulated other comprehensive loss, balance at December 31, 2024	$(42,813)	$(42,813)
Change in accumulated other comprehensive income	69,567	69,567
Accumulated other comprehensive income, balance at December 31, 2025	$26,754	$26,754
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 13 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	For the Year Ended
	December 31,
	2025	2024	2023
Sales to do-it-yourself customers	$8,765,647	$8,473,041	$8,248,213
Sales to professional service provider customers	8,651,746	7,836,283	7,245,747
Other sales and sales adjustments	364,599	399,155	318,290
Total sales	$17,781,992	$16,708,479	$15,812,250

As of December 31, 2025 and 2024, the Company had recorded a deferred revenue liability of $7.8 million and $6.8 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Consolidated Balance Sheets.  During the year ended December 31, 2025, 2024, and 2023, the Company recognized $19.8 million, $17.3 million and $13.9 million, respectively, of revenue related to its loyalty program, which were included in “Sales” on the accompanying Consolidated Statements of Income.

See Note 10 for information concerning the expected costs associated with the Company’s assurance warranty obligations.

NOTE 14 – SHARE-BASED COMPENSATION AND BENEFIT PLANS

The Company recognizes share-based compensation expense based on the fair value of the grants, awards, or shares at the time of the grant, award, or issuance.  Share-based compensation includes stock option awards, restricted stock awards, and stock appreciation rights issued under the Company’s incentive plans and stock issued through the Company’s employee stock purchase plan.

The table below identifies the shares that have been authorized for issuance and the shares available for future issuance under the Company plans, as of December 31, 2025 (in thousands):

	December 31, 2025
	Total Shares Authorized for	Shares Available for Future
Plans	Issuance under the Plans	Issuance under the Plans
Incentive Plans	175,650	55,937
Employee Stock Purchase Plan	25,250	5,206
Profit Sharing and Savings Plan	63,000	—

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

The table below identifies stock option activity under these plans during the year ended December 31, 2025:

			Average		Aggregate
	Shares	Weighted- Average	Remaining		Intrinsic Value
	(in thousands)	Exercise Price	Contractual Terms		(in thousands)
Outstanding at December 31, 2024	9,422	$36.59
Granted	891	89.82
Exercised	(2,051)	26.28
Forfeited or expired	(78)	66.05
Outstanding at December 31, 2025	8,184	$44.70	5.5	Years	$382,128
Vested or expected to vest at December 31, 2025	8,049	$44.26	5.5	Years	$377,929
Exercisable at December 31, 2025	5,592	$32.59	4.3	Years	$327,772

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility, and expected dividend yield.

●	Risk-Free Interest Rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected Life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected Volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected Dividend Yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the years ended December 31, 2025, 2024, and 2023:

	December 31,
	2025		2024		2023
Risk free interest rate	4.18%		4.16%		3.96%
Expected life	6.6	Years	6.4	Years	6.3	Years
Expected volatility	26.7%		28.2%		29.0%
Expected dividend yield	—%		—%		—%

The following table summarizes activity related to stock options awarded by the Company for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended
	December 31,
	2025	2024	2023
Compensation expense for stock options awarded (in thousands)	$28,309	$23,024	$22,090
Income tax benefit from compensation expense related to stock options (in thousands)	6,997	5,769	5,477
Total intrinsic value of stock options exercised (in thousands)	136,307	239,563	170,521
Cash received from exercise of stock options (in thousands)	53,890	106,670	71,153
Weighted-average grant-date fair value of options awarded	$33.43	$26.94	$21.54
Weighted-average remaining contractual life of exercisable options (in years)	5.5	5.6	5.3

At December 31, 2025, the remaining unrecognized compensation expense related to unvested stock option awards was $44.2 million, and the weighted-average period of time, over which this cost will be recognized, is 2.6 years.

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

The table below identifies restricted stock activity under these plans during the year ended December 31, 2025 (in thousands, except per share data):

		Weighted-Average Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2024	35	$64.38
Granted during the period	23	90.21
Vested during the period (1)	(35)	64.38
Forfeited during the period	—	—
Non-vested at December 31, 2025	23	$90.21
(1)	Includes less than five thousand shares withheld to cover employees’ taxes upon vesting.

The following table summarizes activity related to restricted stock awarded by the Company for the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2025	2024	2023
Compensation expense for restricted shares awarded	$2,053	$1,967	$1,869
Income tax benefit from compensation expense related to restricted shares	$507	$493	$463
Total fair value of restricted shares at vest date	$3,109	$3,093	$2,693
Shares awarded under the plans	23	29	32
Weighted-average grant-date fair value of shares awarded under the plans	$90.21	$68.22	$59.24

At December 31, 2025, the remaining unrecognized compensation expense related to unvested restricted share awards was $0.5 million, and the weighted-average period of time, over which this cost will be recognized, is 0.3 years.

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

The table below summarizes activity related to the Company’s ESPP for the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2025	2024	2023
Compensation expense for shares issued under the ESPP	$4,753	$3,940	$3,552
Income tax benefit from compensation expense related to shares issued under the ESPP	$1,175	$987	$881
Shares issued under the ESPP	336	360	394
Weighted-average price of shares issued under the ESPP	$80.05	$61.99	$51.07

Stock Appreciation Rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  There were 176,535 and 204,765 stock appreciation rights outstanding as of December 31, 2025 and 2024, respectively.  During the year ended December 31, 2025, there were 21,270 stock appreciation rights granted, 43,665 stock appreciation rights exercised, and 5,835 stock appreciation rights forfeited.  The liability for compensation to be paid for redeemed stock appreciation rights was $7.3 million and $6.4 million as of December 31, 2025 and 2024, respectively, which were included in “Other liabilities” on the Consolidated Balance Sheets.  The Company recorded compensation expense for stock appreciation rights in the amounts of $2.4 million, $4.3 million and $1.1 million for the year ended December 31, 2025, 2024, and 2023, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Benefit Plans:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  The Company also sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitation under the Internal Revenue Code.  In the event of bankruptcy, the assets of the Deferred Compensation Plan are available to satisfy the claims of general creditors.  The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, if applicable, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The Company may make discretionary contributions to the 401(k) Plan or the Deferred Compensation Plan on an annual basis as determined by the Board of Directors.

The Company did not make any discretionary contributions to the 401(k) Plan or the Deferred Compensation Plan during the years ended December 31, 2025, 2024, or 2023.  The Company expensed matching contributions under the plans in the amount of $58.9 million, $52.7 million and $48.6 million for the year ended December 31, 2025, 2024, and 2023, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.  The liability for compensation deferred under the Deferred Compensation Plan was $67.8 million and $65.2 million as of December 31, 2025 and 2024, respectively, which were included in “Other liabilities” on the accompanying Consolidated Balance Sheets.  See Note 3 for further information concerning the Company’s marketable securities held to fulfill our future unsecured obligations under this plan.

NOTE 15 – COMMITMENTS

Construction Commitments:

As of December 31, 2025, the Company had purchase obligations for construction contract commitments in the amount of $275.9 million.

Letters of Credit Commitments:

As of December 31, 2025, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability, and other insurance policies, in the amount of $155.6 million.  See Note 9 for further information concerning the Company’s letters of credit commitments.

Debt Financing Commitments:

Each series of senior notes is redeemable in whole, at any time, or in part, from time to time, at the Company’s option upon not less than 30 nor more than 60 days notice at a redemption price, plus any accrued and unpaid interest to, but not including, the redemption date, equal to the greater of (i) 100% of the principal amount thereof or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semiannual basis at the applicable Treasury Yield plus basis points identified in the indenture governing such series of senior notes; provided, that on or after the date that is three months prior to the maturity date of the series of senior notes, such series of senior notes is redeemable at a redemption price equal to par plus accrued and unpaid interest to, but not including, the redemption date.  In addition, if at any time the Company undergoes a Change of Control Triggering Event, as defined in the indenture governing such series of senior notes, the holders may require the Company to repurchase all or a portion of their senior notes at a price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, but not including the repurchase date.  See Note 9 for further information concerning the Company’s debt financing commitments.

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

Federal Renewable Energy Tax Credits:

Subsequent to the end of the year, the Company entered into a conditional agreement to purchase transferrable federal renewable energy tax credits (“RETC”).  As of February 27, 2026, the Company had a total commitment of approximately $450 million to purchase RETCs, with the final closing payment anticipated to occur by August of 2026.

NOTE 16 – RELATED PARTIES

The Company leases certain land and buildings related to 66 of its O’Reilly Auto Parts stores and one surplus property under fifteen- or twenty-year operating lease agreements with entities that include one or more of the Company’s affiliated directors or members of an affiliated director’s immediate family.  Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements.  Lease payments under these operating leases totaled $4.6 million, $4.8 million, and $4.7 million for the year ended December 31, 2025, 2024, and 2023, respectively.  The Company believes that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.  See Note 6 for further information concerning the Company’s operating leases.

NOTE 17 – INCOME TAXES

The following table identifies components of income from continuing operations before income taxes included in “Income before income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	For the Year Ended
	December 31,
	2025	2024	2023
Domestic	$3,259,128	$3,053,501	$2,994,856
Foreign	(18,957)	(8,437)	9,894
Income before income taxes	$3,240,171	$3,045,064	$3,004,750

Provision for Income Taxes:

The following tables reconcile the amounts included in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	For the Year Ended
	December 31,
	2025	2024	2023
Current:
Federal income tax expense	$584,569	$587,496	$497,492
State income tax expense	153,026	120,209	109,924
Foreign income tax expense	1,911	446	2,521
Total current	739,506	708,151	609,937

Deferred:
Federal income tax (benefit) expense	(20,482)	(43,222)	41,782
State income tax (benefit) expense	(8,986)	(3,229)	6,003
Foreign income tax (benefit) expense	(8,076)	(3,316)	447
Total deferred	(37,544)	(49,767)	48,232

Net income tax expense	$701,962	$658,384	$658,169

The following table outlines the reconciliation of the “Provision for income taxes” amounts included on the accompanying Consolidated Statements of Income to the amounts computed at the federal statutory rate for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	For the Year Ended
	December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$680,418	21.0%	$639,534	21.0%	$630,998	21.0%
State and local income taxes, net of federal income tax effect (1)	104,123	3.2	95,928	3.2	96,814	3.2

Nontaxable or nondeductible items:
Excess tax benefit from share-based compensation	(29,928)	(0.9)	(39,871)	(1.3)	(35,950)	(1.2)
Other	4,640	0.1	3,575	0.1	5,247	0.2

Tax credits:
Federal renewable energy tax credit	(49,519)	(1.5)	(28,345)	(0.9)	(19,627)	(0.6)
Other	(9,979)	(0.3)	(11,541)	(0.4)	(14,115)	(0.5)

Effect of cross-border tax laws	—	—	—	—	—	—
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Change in unrecognized tax benefits	11,696	0.4	(817)	—	(502)	—
Changes in valuation allowances	—	—	—	—	—	—
Other adjustments	(7,720)	(0.2)	1,495	—	(4,905)	(0.2)
Foreign tax effects	(1,769)	(0.1)	(1,574)	(0.1)	209	—
Total	$701,962	21.7%	$658,384	21.6%	$658,169	21.9%
(1)	State taxes in California, Illinois, Minnesota, Tennessee, and Texas for the years ended December 31, 2025, 2024, and 2023, made up the majority (greater than 50%) of the tax effect in this category.

The Company has purchased transferrable federal renewable energy tax credits, and during the year ended December 31, 2025, 2024, and 2023, the Company recognized federal renewable energy tax credits in the amount $453.1 million, $376.4 million, and $336.5 million, respectively.  As of December 31, 2025 and 2024, the Company had recorded a liability for the purchase of transferrable federal renewable energy tax credits in the amount of $17.6 million and $346.6 million, respectively, which were included in “Other current liabilities” on the accompanying Consolidated Balance Sheets.  Payments for the purchases of transferrable federal renewable energy tax credits are included in income taxes paid.

Income taxes have not been accrued by the Company for the unremitted earnings of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

Income Taxes Paid:

The following table outlines the components of income taxes paid (net of refunds received) for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	December 31,
	2025	2024	2023
Federal	$921,798	$508,917	$208,310
State	140,673	126,802	100,085
Foreign	5,053	4,707	6,665
Total income taxes paid	$1,067,524	$640,426	$315,060

Deferred Income Tax Assets and Liabilities:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carryforwards.

The following table identifies significant components of the Company’s net deferred tax liabilities included in “Deferred income taxes” on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Allowance for doubtful accounts	$4,488	$4,161
Other accruals	195,819	174,307
Operating lease liability	604,407	589,140
Net operating loss	14,172	5,831
Other	19,700	17,726
Total deferred tax assets	838,586	791,165

Deferred tax liabilities:
Inventories	59,192	118,712
Property and equipment	341,413	298,804
Operating lease asset	582,567	568,577
Other	66,624	52,671
Total deferred tax liabilities	1,049,796	1,038,764

Net deferred tax liabilities	$(211,210)	$(247,599)

As of December 31, 2025 and 2024, the Company had foreign net operating loss (“NOL”) carryforwards totaling approximately $45.7 million ($14.2 million tax effected) and $17.9 million ($5.8 million tax effected), respectively.  These NOLs will expire, if not utilized, in various years ranging from 2033 to 2035.

Unrecognized Tax Benefits:

The following table summarizes the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Unrealized tax benefit, balance at January 1,	$22,524	$23,943	$24,798
Additions based on tax positions related to the current year	3,493	3,907	3,932
Additions based on tax positions related to the prior years	8,401	—	—
Payments related to items settled with taxing authorities	(10,683)	(420)	—
Reductions due to the lapse of statute of limitations and settlements	(3,133)	(4,906)	(4,787)
Unrealized tax benefit, balance at December 31,	$20,602	$22,524	$23,943

For the year ended December 31, 2025, 2024, and 2023, the Company recorded a reserve in the amount of $19.3 million, $21.0 million and $21.9 million, respectively, for unrecognized tax benefits, including interest and penalties, net of federal benefits, which if recognized would affect the Company’s effective tax rate.  The timing related to the ultimate resolution or settlement of these uncertain tax positions cannot be determined.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2025, 2024, and 2023, the Company had accrued approximately $3.9 million, $4.0 million and $3.9 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns.  During the year ended December 31, 2025, 2024, and 2023, the Company recorded tax expense related to an increase in its liability for interest and penalties in the amounts of $1.8 million, $2.4 million and $2.1 million, respectively.

The Company’s United States federal income tax returns for tax years 2022 and beyond remain subject to examination by the Internal Revenue Service.  The IRS is currently conducting an examination of the Company’s consolidated returns for the tax year 2023.  The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2014 through 2024.

NOTE 18 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2025	2024	2023
Numerator (basic and diluted):
Net income	$2,538,209	$2,386,680	$2,346,581

Denominator:
Weighted-average common shares outstanding – basic	851,472	875,082	907,131
Effect of stock options (1)	4,447	5,490	7,845
Weighted-average common shares outstanding – assuming dilution	855,919	880,572	914,976

Earnings per share:
Earnings per share-basic	$2.98	$2.73	$2.59
Earnings per share-assuming dilution	$2.97	$2.71	$2.56

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	1,142	1,490	1,421
Weighted-average exercise price per share of antidilutive stock options (1)	$84.51	$67.79	$55.74
(1)	See Note 14 for further information concerning the terms of the Company’s share-based compensation plans.

See Note 11 for information concerning the Company’s subsequent share repurchases.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework).  Based on this assessment, management believes that as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 of this annual report on Form 10-K.

Item 9B.  Other Information

(c) Rule 10b5-1 Trading Plan Elections:

On November 24, 2025, Greg Henslee, Executive Chairman of the Board of Directors of O’Reilly Automotive, Inc. (the “Company”), established a plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the trading of the Company’s common stock.  The plan provides for the sale of up to 138,705 shares at specific market prices, subject to specified limitations over a period beginning around March 5, 2026 and ending on April 27, 2026.  The plan was established for the purposes of facilitating the potential exercise of vested stock options that are due to expire in February 2027, and the associated sale of shares.  The plan was established during the Company’s unrestricted trading window and in accordance with the Company’s policies regarding transactions in Company securities.

None of the Company’s other Directors or Officers adopted, modified, or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement, as defined in Item 408(c) of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by Part III is incorporated by reference from the Company’s Proxy Statement on Schedule 14A for the 2026 Annual Meeting of Shareholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the end of the Company’s most recent fiscal year.  Except for those portions specifically incorporated in this annual report on Form 10-K by reference to the Company’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this annual report on Form 10-K.

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

Code of Ethics:

The Company’s Board of Directors has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions), and Team Members.  The Company’s Code of Business Conduct and Ethics is available on its website at www.OReillyAuto.com, under “Investor Relations” and then “Governance” captions.  The Company intends to disclose any amendments or waivers of its Code of Ethics pertaining to a director or executive officer on the Company’s website at the above-referenced address.  The information on the Company’s website is not a part of this annual report on Form 10-K and is not incorporated by reference in this report or any of the Company’s other filings with the SEC.

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

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Thomas T. Hendrickson, John R. Murphy, Dana M. Perlman, and Maria A. Sastre, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 5605(a)(2), the standards of Rule 10A-3 of the Exchange Act, and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2).  In addition, our Board of Directors has determined that Mr. Hendrickson, Chairperson of the Audit Committee, qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

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

1.	Financial Statements – O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Report of the registrant for the year ended December 31, 2025, are filed with this annual report in Part II, Item 8:

●	Management’s Report on Internal Control over Financial Reporting.
●	Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.
●	Report of Independent Registered Public Accounting Firm – Financial Statements.
●	Consolidated Balance Sheets as of December 31, 2025 and 2024.
●	Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023.
●	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023.
●	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024, and 2023.
●	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023.
●	Notes to Consolidated Financial Statements for the years ended December 31, 2025, 2024, and 2023.

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
4.12

Description of Capital Stock Exchange Act Section 12 Registered Securities of O’Reilly Automotive, Inc., filed as Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K dated February 28, 2020, is incorporated herein by this reference.

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

10.3 (a)	O’Reilly Automotive, Inc. Performance Incentive Plan, filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K dated March 31, 1997, is incorporated herein by this reference.
10.4 (a)

Form of Retirement Agreement between the Registrant and David E. O’Reilly, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K dated March 31, 1998, is incorporated herein by this reference.

10.5 (a)	O’Reilly Automotive, Inc. Deferred Compensation Plan, filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q dated May 15, 1998, is incorporated herein by this reference.
10.6 (a)	First Amendment to Retirement Agreement, dated February 7, 2001, filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K dated March 29, 2002, is incorporated herein by this reference.
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

10.9 (a)

O’Reilly Automotive, Inc. 2009 Incentive Plan, Form of Stock Option Agreement, dated as of December 31, 2009, filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K dated February 26, 2010, is incorporated herein by this reference.

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

10.20 (a)

O’Reilly Automotive, Inc. 2017 Incentive Award Plan, Form of Director Restricted Stock Agreement, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K dated February 28, 2020, is incorporated herein by this reference.

10.21 (a)

O’Reilly Automotive, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated February 26, 2021, is incorporated herein by this reference.

10.22 (a)

O’Reilly Automotive, Inc. 2009 Stock Purchase Plan, as Amended and Restated May 4, 2016, and further Amended and Restated May 18, 2023, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 8, 2023, is incorporated herein by this reference.

10.23

Form of Commercial Paper Dealer Agreement between O’Reilly Automotive, Inc., an issuer, and the applicable Dealer party, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2023, is incorporated herein by this reference.

10.24

Underwriting Agreement, dated as of November 13, 2023, by and among the Company and BofA Securities, Inc., J.P. Morgan Securities LLC and Truist Securities, Inc., as the representatives of the underwriters named on Schedule 1 thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2023, is incorporated herein by this reference.

10.25

Underwriting Agreement, dated as of August 12, 2024, by and among the Company and J.P. Morgan Securities LLC, BofA Securities, Inc. and U.S. Bancorp Investments, Inc., as the representatives of the underwriters named on Schedule 1 thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2024, is incorporated herein by this reference.

10.26

First Amended and Restated Credit Agreement, dated as of March 31, 2025, among O’Reilly Automotive, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 1, 2025, is incorporated herein by this reference.

19.1	Insider trading policy of O’Reilly Automotive, Inc., filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K dated February 28, 2025, is incorporated herein by this reference.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit No.	Description

97.1

O’Reilly Automotive, Inc. 2014 Executive Incentive Compensation Clawback Policy, as Amended and Restated November 10, 2023, filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K dated February 28, 2023, is incorporated herein by this reference.

97.2 (a)

Form of O’Reilly Automotive, Inc. Executive Incentive Compensation Clawback Policy Acknowledgement, between O’Reilly Automotive, Inc. and O’Reilly Automotive, Inc. Executive Officers, filed as Exhibit 97.2 to the Registrant’s Annual Report on Form 10-K dated February 28, 2023, is incorporated herein by this reference.

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

O’REILLY AUTOMOTIVE, INC.
(Registrant)

Date:	February 27, 2026

By:	/s/	Brad Beckham
Brad Beckham
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	February 27, 2026

	/s/	Greg Henslee	/s/	David O’Reilly
	Greg Henslee		David O’Reilly
	Director and Executive Chairman of the Board		Director and Executive Vice Chairman of the Board

	/s/	Thomas T. Hendrickson	/s/	Kimberly A. deBeers
	Thomas T. Hendrickson		Kimberly A. deBeers
	Director		Director

	/s/	Gregory D. Johnson	/s/	John R. Murphy
	Gregory D. Johnson		John R. Murphy
	Director		Director

	/s/	Dana M. Perlman	/s/	Maria A. Sastre
	Dana M. Perlman		Maria A. Sastre
	Director		Director

	/s/	Fred Whitfield
Fred Whitfield
Director

	/s/	Brad Beckham	/s/	Jeremy A. Fletcher
	Brad Beckham		Jeremy A. Fletcher
	Chief Executive Officer		Executive Vice President and
	(Principal Executive Officer)		Chief Financial Officer
(Principal Financial and Accounting Officer)