Form 10-Q
period 2026-03-31
O REILLY AUTOMOTIVE INC
filed 2026-05-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 828,715,079 shares outstanding as of May 4, 2026.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$252,632	$193,793
Accounts receivable, net	431,173	389,793
Amounts receivable from suppliers	165,033	159,900
Inventory	5,810,121	5,731,385
Other current assets	308,377	269,406
Total current assets	6,967,336	6,744,277

Property and equipment, at cost	10,440,524	10,222,249
Less: accumulated depreciation and amortization	4,065,527	3,964,824
Net property and equipment	6,374,997	6,257,425

Operating lease, right-of-use assets	2,450,393	2,391,150
Goodwill	953,035	948,208
Other assets, net	191,417	197,193
Total assets	$16,937,178	$16,538,253

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$7,237,126	$7,103,684
Self-insurance reserves	321,896	297,304
Accrued payroll	152,357	119,603
Accrued benefits and withholdings	256,015	240,072
Income taxes payable	6,996	13,957
Current portion of operating lease liabilities	445,416	439,907
Other current liabilities	804,462	561,294
Total current liabilities	9,224,268	8,775,821

Long-term debt	6,195,311	6,016,904
Operating lease liabilities, less current portion	2,090,498	2,034,688
Deferred income taxes	224,411	211,210
Other liabilities	269,745	262,982

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 1,250,000,000
Issued and outstanding shares –
832,292,716 as of March 31, 2026, and
841,909,238 as of December 31, 2025	8,323	8,419
Additional paid-in capital	1,537,430	1,530,292
Retained deficit	(2,638,068)	(2,328,817)
Accumulated other comprehensive income	25,260	26,754
Total shareholders’ deficit	(1,067,055)	(763,352)

Total liabilities and shareholders’ deficit	$16,937,178	$16,538,253

Note:  The balance sheet at December 31, 2025, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2026	2025
Sales	$4,560,539	$4,136,924
Cost of goods sold, including warehouse and distribution expenses	2,213,328	2,015,439
Gross profit	2,347,211	2,121,485

Selling, general and administrative expenses	1,505,603	1,380,019
Operating income	841,608	741,466

Other income (expense):
Interest expense	(62,745)	(57,564)
Interest income	1,748	1,664
Other, net	(522)	(1,215)
Total other expense	(61,519)	(57,115)

Income before income taxes	780,089	684,351
Provision for income taxes	175,908	145,866
Net income	$604,181	$538,485

Earnings per share-basic:
Earnings per share	$0.72	$0.63
Weighted-average common shares outstanding – basic	838,578	859,564

Earnings per share-assuming dilution:
Earnings per share	$0.72	$0.62
Weighted-average common shares outstanding – assuming dilution	842,516	864,331

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2026	2025
Net income	$604,181	$538,485
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,494)	5,978
Total other comprehensive (loss) income	(1,494)	5,978

Comprehensive income	$602,687	$544,463

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended March 31, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2025	841,909	$8,419	$1,530,292	$(2,328,817)	$26,754	$(763,352)
Net income	—	—	—	604,181	—	604,181
Total other comprehensive loss	—	—	—	—	(1,494)	(1,494)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	104	1	8,396	—	—	8,397
Net issuance of common stock upon exercise of stock options	262	3	8,734	—	—	8,737
Share-based compensation	—	—	8,303	—	—	8,303
Share repurchases, including fees	(9,982)	(100)	(18,295)	(904,552)	—	(922,947)
Excise tax on share repurchases	—	—	—	(8,880)	—	(8,880)
Balance at March 31, 2026	832,293	$8,323	$1,537,430	$(2,638,068)	$25,260	$(1,067,055)

	For the Three Months Ended March 31, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	862,233	$8,622	$1,454,518	$(2,791,288)	$(42,813)	$(1,370,961)
Net income	—	—	—	538,485	—	538,485
Total other comprehensive income	—	—	—	—	5,978	5,978
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	84	1	6,269	—	—	6,270
Net issuance of common stock upon exercise of stock options	855	9	19,010	—	—	19,019
Share-based compensation	—	—	7,941	—	—	7,941
Share repurchases, including fees	(6,469)	(65)	(10,997)	(548,370)	—	(559,432)
Excise tax on share repurchases	—	—	—	(4,756)	—	(4,756)
Balance at March 31, 2025	856,703	$8,567	$1,476,741	$(2,805,929)	$(36,835)	$(1,357,456)

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2026	2025
Operating activities:
Net income	$604,181	$538,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	135,361	122,224
Amortization of debt discount and issuance costs	1,887	1,851
Deferred income taxes	13,291	(11,159)
Share-based compensation programs	8,816	8,444
Other	1,987	3,191
Changes in operating assets and liabilities:
Accounts receivable	(45,716)	(37,758)
Inventory	(79,069)	(75,081)
Accounts payable	135,531	9,952
Income taxes payable	951	138,513
Other	255,693	56,458
Net cash provided by operating activities	1,032,913	755,120

Investing activities:
Purchases of property and equipment	(244,447)	(286,951)
Proceeds from sale of property and equipment	1,542	1,948
Other, including acquisitions, net of cash acquired	(1,751)	—
Net cash used in investing activities	(244,656)	(285,003)

Financing activities:
Net (payments) proceeds of commercial paper	(163,887)	129,288
Proceeds from the issuance of long-term debt	847,365	—
Principal payments on long-term debt	(500,000)	—
Payment of debt issuance costs	(5,909)	(3,801)
Repurchases of common stock	(922,947)	(559,432)
Net proceeds from issuance of common stock	16,609	24,926
Other	(270)	(433)
Net cash used in financing activities	(729,039)	(409,452)

Effect of exchange rate changes on cash	(379)	338
Net increase in cash and cash equivalents	58,839	61,003
Cash and cash equivalents at beginning of the period	193,793	130,245
Cash and cash equivalents at end of the period	$252,632	$191,248

Supplemental disclosures of cash flow information:
Income taxes paid	$18,909	$16,904
Interest paid, net of capitalized interest	43,544	39,424

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2026

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ended December 31, 2026.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 – SEGMENT REPORTING

The Company conducts its operations in the U.S., Canada, and Mexico, and collectively this represents its single operating segment, referred to as its automotive aftermarket parts segment, which is its only reportable segment.  There have been no changes in the determination of segmentation or the measurements used to determine reported segment net income during the three months ended March 31, 2026.  The measure of segment assets is reported as “Total assets” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025.  At March 31, 2026, and December 31, 2025, the Company’s consolidated long-lived assets were located primarily in the United States and consolidated revenue was primarily generated within the United States for the three months ended March 31, 2026 and 2025, with immaterial assets and revenues associated with international operations.

The table below identifies the Company’s significant segment expenses regularly provided to the chief operating decision maker that are included in reported segment profit or loss, which is consolidated net income, for the three months ended March 31, 2026 and 2025 (in thousands):

		For the Three Months Ended
		March 31,
		2026	2025
Automotive aftermarket parts segment:
Sales		$4,560,539	$4,136,924
Cost of goods sold, including warehouse and distribution expenses		2,213,328	2,015,439
Gross profit		2,347,211	2,121,485
Less:	Team Member compensation expense (1)	927,892	863,543
	Rent expense (2)	119,856	113,160
	Depreciation and amortization expense	109,042	99,010
	Advertising expense	22,279	19,934
	Other segment items (3)	325,308	283,923
	Interest expense	62,745	57,564
	Provision for income taxes	175,908	145,866
Consolidated net income		$604,181	$538,485
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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction, and other operating decisions and activities.  As of March 31, 2026, the Company had invested in five unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.

The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $11.6 million as of March 31, 2026, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025.  The Company recorded a decrease in fair value related to its marketable securities in the amount of $0.9 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of March 31, 2026, and December 31, 2025 (in thousands):

March 31, 2026
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$64,738	$—	$—	$64,738

December 31, 2025
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$67,840	$—	$—	$67,840

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of March 31, 2026, and December 31, 2025, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair Value of Financial Instruments:

The carrying amounts of the Company’s senior notes, unsecured revolving credit facility borrowings, and commercial paper program borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of March 31, 2026, and December 31, 2025, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$5,670,688	$5,591,693	$5,327,587	$5,308,675

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

NOTE 5 – LEASES

The Company leases certain office space, retail stores, distribution centers, and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three months ended March 31, 2026 and 2025, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$118,713	$111,199
Short-term operating lease cost	1,986	2,779
Variable operating lease cost	32,631	32,725
Sublease income	(1,008)	(1,247)
Total lease cost	$152,322	$145,456

The following table summarizes other lease-related information for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$116,789	$109,580
Right-of-use assets obtained in exchange for new operating lease liabilities	146,673	105,526

NOTE 6 – SUPPLIER FINANCE PROGRAM

The Company has established and maintains supplier finance programs with certain third-party financial institutions, which allow participating merchandise suppliers to voluntarily elect to assign the Company’s payment obligations due to these merchandise suppliers to one of the designated third-party institutions.  Under these supplier finance programs, the Company has agreed to pay the third-party financial institutions the stated amount of confirmed merchandise supplier invoices on the original maturity dates of the invoices, which are generally for a term of one year.  The Company does not have any assets pledged as security or other forms of guarantees for the committed payment to the third-party financial institutions.  As of March 31, 2026, and December 31, 2025, the Company had obligations outstanding under these programs for invoices that were confirmed as valid to the third-party financial institutions in the amounts of $5.2 billion and $5.1 billion, respectively, which were included as a component of “Accounts payable” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 7 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Commercial paper program, weighted-average variable interest rate of 4.120% as of March 31, 2026 and 3.979% as of December 31, 2025	525,000	690,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	—	500,000
5.750% Senior Notes due 2026, effective interest rate of 5.767%	750,000	750,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	850,000
5.000% Senior Notes due 2034, effective interest rate of 5.028%	500,000	500,000
5.100% Senior Notes due 2036, effective interest rate of 5.140%	850,000	—
Total principal amount of debt	6,225,000	6,040,000
Less: Unamortized discount and debt issuance costs	29,689	23,096
Total long-term debt	$6,195,311	$6,016,904

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

As of March 31, 2026, and December 31, 2025, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability, and other insurance policies, under the Credit Agreement each in the amount of $5.3 million, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of these outstanding letters of credit have a one-year term from the date of issuance.  As of March 31, 2026, and December 31, 2025, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted Term SOFR Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of March 31, 2026, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Term Benchmark Revolving Loans was 0.900%, and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights, and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from lenders.  As of March 31, 2026, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of March 31, 2026, and December 31, 2025, the Company had additional outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability, and other insurance policies, in the amount of $192.6 million and $150.4 million, respectively.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Commercial Paper Program:

On August 9, 2023, the Company established a commercial paper program (the “Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $2.25 billion.  The Notes will have maturities of up to 397 days from the date of issue.  The Notes rank at least pari passu with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company plans to use its Revolving Credit Facility as a liquidity backstop for the repayment of Notes outstanding under the Program.  The Notes issued under the Program were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025, as the Company has the ability and intent to refinance these Notes on a long-term basis.

Senior Notes:

On March 12, 2026, the Company issued $850 million aggregate principal amount of unsecured 5.100% Senior Notes due 2036 (“5.100% Senior Notes due 2036”) at a price to the public of 99.690% of their face value with U.S. Bank Trust Company, National Association (“U.S. Bank”) as trustee.   Interest on the 5.100% Senior Notes due 2036 is payable on March 12 and September 12 of each year, beginning on September 12, 2026, and is computed on the basis of a 360-day year.

As of March 31, 2026, the Company has issued and outstanding a cumulative $5.7 billion aggregate principal amount of unsecured senior notes, which are due between 2026 and 2036, with UMB Bank, N.A. and U.S. Bank Trust Company, National Association as trustees.  Interest on the senior notes, ranging from 1.750% to 5.750%, is payable semi-annually and is computed on the basis of a 360-day year.  The $750 million aggregate principal amount of unsecured 5.750% Senior Notes due 2026 were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2026, as the Company has the ability and intent to refinance these notes on a long-term basis.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March 31, 2026.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March 31, 2026 (in thousands):

Warranty liabilities, balance at December 31, 2025	$146,279
Warranty claims	(62,692)
Warranty accruals	66,704
Foreign currency translation	1
Warranty liabilities, balance at March 31, 2026	$150,292

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

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2026	2025
Shares repurchased	9,982	6,469
Average price per share	$92.45	$86.48
Total investment	$922,848	$559,428

As of March 31, 2026, the Company had $1.5 billion remaining under its share repurchase authorization.  Excise tax on shares repurchased, assessed at one percent of the fair market value of shares repurchased, was $9.2 million for the three months ended March 31, 2026.

Subsequent to the end of the first quarter and through May 8, 2026, the Company repurchased 4.3 million additional shares of its common stock under its share repurchase program, at an average price of $93.14, for a total investment of $398.4 million.  The Company has repurchased a total of 1.5 billion shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 8, 2026, at an average price of $19.41, for a total aggregate investment of $28.7 billion.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive income, balance at December 31, 2025	$26,754	$26,754
Change in accumulated other comprehensive loss	(1,494)	(1,494)
Accumulated other comprehensive income, balance at March 31, 2026	$25,260	$25,260

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income
Accumulated other comprehensive loss, balance at December 31, 2024	$(42,813)	$(42,813)
Change in accumulated other comprehensive income	5,978	5,978
Accumulated other comprehensive loss, balance at March 31, 2025	$(36,835)	$(36,835)
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 11 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Sales to do-it-yourself customers	$2,190,132	$2,051,859
Sales to professional service provider customers	2,290,784	1,998,593
Other sales and sales adjustments	79,623	86,472
Total sales	$4,560,539	$4,136,924

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

The table below identifies stock option activity under these plans during the three months ended March 31, 2026 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2025	8,184	$44.70
Granted	642	94.13
Exercised	(262)	33.39
Forfeited or expired	(30)	64.90
Outstanding at March 31, 2026	8,534	$48.69
Exercisable at March 31, 2026	6,092	$36.36

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility, and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the three months ended March 31, 2026 and 2025:

	March 31,
	2026		2025
Risk free interest rate	4.00%		4.28%
Expected life	6.9	Years	6.7	Years
Expected volatility	26.2%		26.9%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2026	2025
Compensation expense for stock options awarded	$6,914	$6,898
Income tax benefit from compensation expense related to stock options	1,737	1,731

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026, was $35.20, compared to $33.24 for the three months ended March 31, 2025.  The remaining unrecognized compensation expense related to unvested stock option awards at March 31, 2026, was $59.3 million, and the weighted-average period of time over which this cost will be recognized is 2.8 years.

Other Share-Based Compensation Plans:

The Company sponsors other share-based compensation plans:  incentive plans that provide for the awarding of shares of restricted stock and stock appreciation rights and an employee stock purchase plan (the “ESPP”), which permits eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value.  The Company recorded compensation expense for these other share-based compensation plans in the amount of $1.8 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Benefit Plans:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code.  The Company expensed matching contributions under these plans in the amount of $15.8 million and $14.0 million for the three months ended March 31, 2026 and 2025, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  See Note 4 for further information concerning the Company’s marketable securities held to fulfill our future unsecured obligations under the Deferred Compensation Plan.

NOTE 13 – COMMITMENTS

The Company has a conditional agreement to purchase transferrable federal renewable energy tax credits (“RETC”).  As of March 31, 2026, the Company had a remaining total commitment of approximately $295 million to purchase RETCs, with the final closing payment anticipated to occur by August of 2026.

NOTE 14 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2026	2025
Numerator (basic and diluted):
Net income	$604,181	$538,485

Denominator:
Weighted-average common shares outstanding – basic	838,578	859,564
Effect of stock options (1)	3,938	4,767
Weighted-average common shares outstanding – assuming dilution	842,516	864,331

Earnings per share:
Earnings per share-basic	$0.72	$0.63
Earnings per share-assuming dilution	$0.72	$0.62

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	1,477	1,468
Weighted-average exercise price per share of antidilutive stock options (1)	$90.87	$75.80
(1)	See Note 12 for further information concerning the terms of the Company’s share-based compensation plans.

For the three months ended March 31, 2026 and 2025, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

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

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the three months ended March 31, 2026 and 2025;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information, forward-looking statements, and other risk factors included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend,” or similar words.  In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues, and future performance.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties, and assumptions, including, but not limited to, the economy in general; inflation; consumer debt levels; product demand; a public health crisis; the market for auto parts; competition; weather; trade disputes and changes in trade policies, including the imposition of new or increased tariffs; availability of key products and supply chain disruptions; business interruptions, including terrorist activities, war and the threat of war; failure to protect our brand and reputation; challenges in international markets; volatility of the market price of our common stock; our increased debt levels; credit ratings on public debt; damage, failure, or interruption of information technology systems, including information security and cyber-attacks; historical growth rate sustainability; our ability to hire and retain qualified employees; risks associated with the performance of acquired businesses; and governmental regulations.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2025, and subsequent Securities and Exchange Commission filings, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States, Puerto Rico, Mexico, and Canada.  We are one of the largest North American automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our goal is to achieve growth in sales and profitability by capitalizing on our competitive advantages, such as our dual market strategy, superior customer service provided by well-trained and technically proficient Team Members, and strategic distribution and hub store network that provides same day and over-night inventory access for our stores to offer a broad selection of product offerings.  The successful execution of our growth strategy includes aggressively opening new stores, growing sales in existing stores, continually enhancing merchandising and store layouts, and implementing our Omnichannel initiatives.  As of March 31, 2026, we operated 6,495 stores in 48 U.S. states and Puerto Rico, 121 stores in Mexico, and 28 stores in Canada.

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

Number of Miles Driven

The number of total miles driven influences the demand for repair and maintenance products sold within the automotive aftermarket.  In the U.S., vehicles are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. increased 1.0% and 0.9% in 2024 and 2025, respectively, and year-to-date through February of 2026, miles driven have increased 1.3%.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Auto Care Association, the total number of U.S. registered vehicles increased 13.4% from 2014 to 2024, bringing the number of light vehicles on the road to 286 million by the end of 2024.  For the year ended December 31, 2025, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 16.0 million vehicles, and for 2026, the SAAR is estimated to be approximately 16.3 million vehicles, contributing to the continued growth in the total number of registered vehicles on the road.  From 2014 to 2024, U.S. vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.6% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased 10.5%, from 11.4 years in 2014 to 12.6 years in 2024.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from rising average new and used vehicle prices, as consumers are generally more willing to continue to invest in their current vehicle.

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

Inflationary cost pressures impact our business; however, historically we have been successful, in many cases, in reducing the effects of merchandise cost increases, principally by taking advantage of supplier incentive programs and economies of scale resulting from increased volume of purchases, and selective forward buying.  To the extent our acquisition costs increase due to base commodity price increases or other input cost increases affecting the entire industry, we have typically been able to pass along these cost increases through higher selling prices for the affected products.  As a result, we do not believe inflation has had a material adverse effect on our operating results.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended March 31, 2026, increased $424 million, or 10%, to $4.56 billion from $4.14 billion for the same period one year ago.  Comparable store sales increased 8.1% and 3.6% for the three months ended March 31, 2026 and 2025, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, and sales to Team Members.  Online sales for ship-to-home orders and pick-up-in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation. We opened 59 and 38 net, new stores during the three months ended March 31, 2026 and 2025, respectively.  We anticipate total new store growth to be 225 to 235 net, new store openings in 2026.

The increase in sales for the three months ended March 31, 2026, was primarily the result of the 8.1% increase in domestic comparable store sales and a $91 million increase in sales from new stores opened in 2025 and 2026 that are not considered comparable stores.  Our comparable store sales increase for the three months ended March 31, 2026, was driven by an increase in average ticket values for both professional service provider and DIY customers and an increase in transaction counts for professional service provider customers, partially offset by a slight decrease in transaction counts for DIY customers.  Average ticket values benefited from increases in average selling prices on a same-SKU basis, as compared to the same period in 2025.  Average ticket values continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.

See Note 11 “Revenue” to the Condensed Consolidated Financial Statements for further information concerning the Company’s sales.

Gross Profit:

Gross profit for the three months ended March 31, 2026, increased 11% to $2.35 billion (or 51.5% of sales) from $2.12 billion (or 51.3% of sales) for the same period one year ago.  The increase in gross profit dollars for the three months ended March 31, 2026, was primarily the result of the increase in comparable store sales at existing stores and sales from new stores.  The increase in gross profit as a percentage of sales for the three months ended March 31, 2026, was primarily due to improved acquisition costs and distribution operating efficiencies, partially offset by a greater percentage of our total sales mix being generated from professional service provider customers, which carry a lower gross margin percentage than DIY sales.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2026, increased 9% to $1.51 billion (or 33.0% of sales) from $1.38 billion (or 33.4% of sales) for the same period one year ago.  The increase in total SG&A dollars for the three months ended March 31, 2026, was primarily the result of additional Team Members and operating expenses to support our increased sales and store count.  The decrease in SG&A as a percentage of sales for the three months ended March 31, 2026, was principally due to leverage of store operating costs on strong comparable store sales, partially offset by higher costs relating to medical and casualty insurance programs.

Operating Income:

As a result of the impacts discussed above, operating income for the three months ended March 31, 2026, increased 14% to $842 million (or 18.5% of sales) from $741 million (or 17.9% of sales) for the same period one year ago.

Other Income and Expense:

Total other expense for the three months ended March 31, 2026, increased 8% to $62 million (or 1.3% of sales) from $57 million (or 1.4% of sales) for the same period one year ago.  The increase in total other expense for the three months ended March 31, 2026, was the result of increased interest expense on higher average outstanding borrowings.

Income Taxes:

Our provision for income taxes for the three months ended March 31, 2026, increased 21% to $176 million (22.5% effective tax rate) from $146 million (21.3% effective tax rate) for the same period one year ago.  The increase in our provision for income taxes for the three months ended March 31, 2026, was the result of the higher taxable income and lower excess tax benefits from share-based compensation.  The increase in our effective tax rate for the three months ended March 31, 2026, was primarily the result of lower excess tax benefits from share-based compensation.

Net Income:

As a result of the impacts discussed above, net income for the three months ended March 31, 2026, increased 12% to $604 million (or 13.2% of sales) from $538 million (or 13.0% of sales) for the same period one year ago.

Earnings Per Share:

Our diluted earnings per common share for the three months ended March 31, 2026, increased 16% to $0.72 on 843 million shares from $0.62 on 864 million shares for the same period one year ago.

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

There have been no material changes to the contractual obligations, to which we are committed, since those discussed in our annual report on Form 10-K for the year ended December 31, 2025.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended
	March 31,
Liquidity:	2026	2025
Total cash provided by/(used in):
Operating activities	$1,032,913	$755,120
Investing activities	(244,656)	(285,003)
Financing activities	(729,039)	(409,452)
Effect of exchange rate changes on cash	(379)	338
Net increase in cash and cash equivalents	$58,839	$61,003

Capital expenditures	$244,447	$286,951
Free cash flow (1)	785,114	455,244
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period, if applicable. See page 20 for the reconciliation of the calculation of free cash flow.

Operating Activities:

The increase in net cash provided by operating activities during the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to a decrease in net inventory investment, versus an increase in net inventory investment during the same period in 2025, and an increase in operating income.

Investing Activities:

The decrease in net cash used in investing activities during the three months ended March 31, 2026, compared to the same period in 2025, was the result of a decrease in capital expenditures, which was primarily attributable to the timing of store and distribution expansion and enhancement projects in the current period compared to the same period in 2025.

Financing Activities:

The increase in net cash used in financing activities during the three months ended March 31, 2026, compared to the same period in 2025, was attributable to the redemption of $500 million aggregate principal amount of senior notes, an increase in repurchases of our common stock, and a net paydown on the Company’s commercial paper program in the current period, versus net borrowings on commercial paper during the same period in 2025, partially offset by the issuance of $850 million aggregate principal amount of senior notes in the current period.

Debt Instruments:

See Note 7 “Financing” to the Condensed Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit, commercial paper program, and unsecured senior notes.

Debt Covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of March 31, 2026, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.14 times and 6.03 times as of March 31, 2026 and 2025, respectively, and a consolidated leverage ratio of 1.92 times and 1.92 times as of March 31, 2026 and 2025, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2026 and 2025 (dollars in thousands):

		For the Twelve Months Ended
		March 31,
		2026	2025
GAAP net income		$2,603,905	$2,377,927
Add:	Interest expense	240,245	222,964
	Rent expense (1)	497,749	461,940
	Provision for income taxes	732,004	651,098
	Depreciation expense	520,311	469,496
	Amortization expense	4,056	4,972
	Non-cash share-based compensation	35,487	30,353
Non-GAAP EBITDAR		$4,633,757	$4,218,750

	Interest expense	$240,245	$222,964
	Capitalized interest	16,589	14,987
	Rent expense (1)	497,749	461,940
Total fixed charges		$754,583	$699,891

Consolidated fixed charge coverage ratio		6.14	6.03

GAAP debt		$6,195,311	$5,651,821
Add:	Stand-by letters of credit	197,892	127,264
	Unamortized discount and debt issuance costs	29,689	27,679
	Five-times rent expense	2,488,745	2,309,700
Non-GAAP adjusted debt		$8,911,637	$8,116,464

Consolidated leverage ratio		1.92	1.92
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended March 31, 2026 and 2025 (in thousands):

		For the Twelve Months Ended
		March 31,
		2026	2025
Total lease cost, per ASC 842		$598,987	$558,415
Less:	Variable non-contract operating lease components, related to property taxes and insurance	101,238	96,475
Rent expense		$497,749	$461,940

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the three months ended March 31, 2026 and 2025 (in thousands):

		For the Three Months Ended
		March 31,
		2026	2025
Cash provided by operating activities		$1,032,913	$755,120
Less:	Capital expenditures	244,447	286,951
	Excess tax benefit from share-based compensation payments	3,352	12,925
Free cash flow		$785,114	$455,244

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management.  Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared. There have been no material changes in the critical accounting estimates since those discussed in our annual report on Form 10-K for the year ended December 31, 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 15 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for information about recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted Term SOFR Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of March 31, 2026, we had no outstanding borrowings under our Revolving Credit Facility.

We are also subject to interest rate risk to the extent we issue short-term, unsecured commercial paper notes under our commercial paper program (the “Program”) with variable interest rates.  As of March 31, 2026, we had outstanding borrowings under the Program in the amount of $525.0 million, at the weighted-average variable interest rate of 4.120%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $2.2 million.

Cash Equivalents Risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of March 31, 2026, our cash and cash equivalents totaled $252.6 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $552.5 million at March 31, 2026.  The period-end exchange rate of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 0.4% from December 31, 2025.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at March 31, 2026, would be approximately $50.2 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

We view our investments in Canadian subsidiaries as long-term.  The net asset exposure in the Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates was $186.5 million at March 31, 2026.  The period-end exchange rate of the Canadian dollar, relative to the U.S. dollar, weakened by approximately 1.4% from December 31, 2025.  The potential loss in value of our net assets in the Canadian subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at March 31, 2026, would be approximately $17.0 million.  Any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Canadian subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

Our market risks have not materially changed since those discussed in our annual report on Form 10-K for the year ended December 31, 2025.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2026, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the three months ended March 31, 2026.  The following table identifies all repurchases during the three months ended March 31, 2026, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
January 1, 2026, to January 31, 2026	1,309	$93.46	1,309	$2,276,485
February 1, 2026, to February 28, 2026	3,351	93.67	3,351	1,962,582
March 1, 2026, to March 31, 2026	5,322	91.43	5,322	$1,476,003
Total as of March 31, 2026	9,982	$92.45	9,982
(1)	The authorization under the share repurchase program that currently has capacity is scheduled to expire on November 18, 2028. No other share repurchase programs existed during the three months ended March 31, 2026. See Note 9 “Share Repurchase Program” to the Condensed Consolidated Financial Statements for further information on our share repurchases.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan Elections:

None of the Company’s Directors or Officers adopted, modified, or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement, as defined in Item 408(c) of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2026.

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
4.1

Seventh Supplemental Indenture, dated as of March 12, 2026, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 12, 2026, is incorporated herein by this reference.

4.2	Form of Note for 5.100% Senior Notes due 2036, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 12, 2026, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	iXBRL Taxonomy Extension Schema.
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase.
101.DEF	iXBRL Taxonomy Extension Definition Linkbase.
101.LAB	iXBRL Taxonomy Extension Label Linkbase.
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted as Inline XBRL, contained in Exhibit 101 attachments.

*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

May 8, 2026	/s/	Brad Beckham
Date	Brad Beckham
Chief Executive Officer
(Principal Executive Officer)

May 8, 2026	/s/	Jeremy A. Fletcher
Date	Jeremy A. Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)