Form 10-Q
period 2026-06-30
O REILLY AUTOMOTIVE INC
filed 2026-08-07
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 808,960,792 shares outstanding as of August 3, 2026.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$262,181	$193,793
Accounts receivable, net	457,785	389,793
Amounts receivable from suppliers	170,728	159,900
Inventory	5,971,856	5,731,385
Other current assets	337,082	269,406
Total current assets	7,199,632	6,744,277

Property and equipment, at cost	10,741,816	10,222,249
Less: accumulated depreciation and amortization	4,191,571	3,964,824
Net property and equipment	6,550,245	6,257,425

Operating lease, right-of-use assets	2,484,413	2,391,150
Goodwill	955,211	948,208
Other assets, net	199,615	197,193
Total assets	$17,389,116	$16,538,253

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$7,384,958	$7,103,684
Self-insurance reserves	214,311	297,304
Accrued payroll	176,174	119,603
Accrued benefits and withholdings	275,493	240,072
Income taxes payable	—	13,957
Current portion of operating lease liabilities	452,275	439,907
Other current liabilities	1,071,463	561,294
Total current liabilities	9,574,674	8,775,821

Long-term debt	7,014,543	6,016,904
Operating lease liabilities, less current portion	2,120,615	2,034,688
Deferred income taxes	238,615	211,210
Other liabilities	276,394	262,982

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 1,250,000,000
Issued and outstanding shares –
816,165,813 as of June 30, 2026, and
841,909,238 as of December 31, 2025	8,162	8,419
Additional paid-in capital	1,536,955	1,530,292
Retained deficit	(3,416,414)	(2,328,817)
Accumulated other comprehensive income	35,572	26,754
Total shareholders’ deficit	(1,835,725)	(763,352)

Total liabilities and shareholders’ deficit	$17,389,116	$16,538,253

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales	$4,892,013	$4,525,058	$9,452,552	$8,661,982
Cost of goods sold, including warehouse and distribution expenses	2,375,273	2,198,520	4,588,601	4,213,959
Gross profit	2,516,740	2,326,538	4,863,951	4,448,023

Selling, general and administrative expenses	1,530,994	1,412,068	3,036,597	2,792,087
Operating income	985,746	914,470	1,827,354	1,655,936

Other income (expense):
Interest expense	(69,871)	(57,337)	(132,616)	(114,901)
Interest income	1,589	1,885	3,337	3,549
Other, net	6,611	2,437	6,089	1,222
Total other expense	(61,671)	(53,015)	(123,190)	(110,130)

Income before income taxes	924,075	861,455	1,704,164	1,545,806
Provision for income taxes	209,011	192,860	384,919	338,726
Net income	$715,064	$668,595	$1,319,245	$1,207,080

Earnings per share-basic:
Earnings per share	$0.87	$0.78	$1.59	$1.41
Weighted-average common shares outstanding – basic	825,197	854,003	831,853	856,768

Earnings per share-assuming dilution:
Earnings per share	$0.86	$0.78	$1.58	$1.40
Weighted-average common shares outstanding – assuming dilution	828,875	858,440	835,661	861,368

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$715,064	$668,595	$1,319,245	$1,207,080
Other comprehensive income (loss):
Foreign currency translation adjustments	10,312	45,400	8,818	51,378
Total other comprehensive income	10,312	45,400	8,818	51,378

Comprehensive income	$725,376	$713,995	$1,328,063	$1,258,458

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended June 30, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2026	832,293	8,323	1,537,430	(2,638,068)	25,260	$(1,067,055)
Net income	—	—	—	715,064	—	715,064
Total other comprehensive income	—	—	—	—	10,312	10,312
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	112	2	8,920	—	—	8,922
Net issuance of common stock upon exercise of stock options	463	4	13,489	—	—	13,493
Share based compensation	—	—	8,185	—	—	8,185
Share repurchases, including fees	(16,702)	(167)	(31,069)	(1,478,840)	—	(1,510,076)
Excise tax on share repurchases	—	—	—	(14,570)	—	(14,570)
Balance at June 30, 2026	816,166	$8,162	$1,536,955	$(3,416,414)	$35,572	$(1,835,725)

	For the Six Months Ended June 30, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2025	841,909	$8,419	$1,530,292	$(2,328,817)	$26,754	$(763,352)
Net income	—	—	—	1,319,245	—	1,319,245
Total other comprehensive income	—	—	—	—	8,818	8,818
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	216	3	17,316	—	—	17,319
Net issuance of common stock upon exercise of stock options	725	7	22,223	—	—	22,230
Share-based compensation	—	—	16,488	—	—	16,488
Share repurchases, including fees	(26,684)	(267)	(49,364)	(2,383,392)	—	(2,433,023)
Excise tax on share repurchases	—	—	—	(23,450)	—	(23,450)
Balance at June 30, 2026	816,166	$8,162	$1,536,955	$(3,416,414)	$35,572	$(1,835,725)

	For the Three Months Ended June 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2025	856,703	8,567	1,476,741	(2,805,929)	(36,835)	$(1,357,456)
Net income	—	—	—	668,595	—	668,595
Total other comprehensive income	—	—	—	—	45,400	45,400
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	96	1	7,666	—	—	7,667
Net issuance of common stock upon exercise of stock options	566	6	16,834	—	—	16,840
Share based compensation	—	—	9,862	—	—	9,862
Share repurchases, including fees	(6,804)	(68)	(11,815)	(605,325)	—	(617,208)
Excise tax on share repurchases	—	—	—	(5,562)	—	(5,562)
Balance at June 30, 2025	850,561	$8,506	$1,499,288	$(2,748,221)	$8,565	$(1,231,862)

	For the Six Months Ended June 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	862,233	$8,622	$1,454,518	$(2,791,288)	$(42,813)	$(1,370,961)
Net income	—	—	—	1,207,080	—	1,207,080
Total other comprehensive income	—	—	—	—	51,378	51,378
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	180	2	13,935	—	—	13,937
Net issuance of common stock upon exercise of stock options	1,421	15	35,844	—	—	35,859
Share-based compensation	—	—	17,803	—	—	17,803
Share repurchases, including fees	(13,273)	(133)	(22,812)	(1,153,695)	—	(1,176,640)
Excise tax on share repurchases	—	—	—	(10,318)	—	(10,318)
Balance at June 30, 2025	850,561	$8,506	$1,499,288	$(2,748,221)	$8,565	$(1,231,862)

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2026	2025
Operating activities:
Net income	$1,319,245	$1,207,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	273,643	247,159
Amortization of debt discount and issuance costs	3,818	3,667
Deferred income taxes	27,504	(36,679)
Share-based compensation programs	17,512	18,812
Other	5,722	7,945
Changes in operating assets and liabilities:
Accounts receivable	(75,256)	(73,966)
Inventory	(239,312)	(280,899)
Accounts payable	284,815	331,082
Income taxes payable	(33,836)	314,779
Other	455,557	(227,014)
Net cash provided by operating activities	2,039,412	1,511,966

Investing activities:
Purchases of property and equipment	(552,050)	(587,685)
Proceeds from sale of property and equipment	5,142	2,695
Other, including acquisitions, net of cash acquired	(2,767)	(10,008)
Net cash used in investing activities	(549,675)	(594,998)

Financing activities:
Net proceeds of commercial paper	651,888	298,918
Proceeds from the issuance of long-term debt	847,365	—
Principal payments on long-term debt	(500,000)	—
Payment of debt issuance costs	(6,655)	(3,815)
Payment of excise tax on share repurchases	(18,718)	(17,012)
Repurchases of common stock	(2,433,023)	(1,176,640)
Net proceeds from issuance of common stock	37,763	48,167
Other	(270)	(433)
Net cash used in financing activities	(1,421,650)	(850,815)

Effect of exchange rate changes on cash	301	2,215
Net increase in cash and cash equivalents	68,388	68,368
Cash and cash equivalents at beginning of the period	193,793	130,245
Cash and cash equivalents at end of the period	$262,181	$198,613

Supplemental disclosures of cash flow information:
Income taxes paid	$100,317	$393,872
Interest paid, net of capitalized interest	119,269	110,374

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ended December 31, 2026.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 – SEGMENT REPORTING

The Company conducts its operations in the U.S., Canada, and Mexico, and collectively this represents its single operating segment, referred to as its automotive aftermarket parts segment, which is its only reportable segment.  There have been no changes in the determination of segmentation or the measurements used to determine reported segment net income during the six months ended June 30, 2026.  The measure of segment assets is reported as “Total assets” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025.  At June 30, 2026, and December 31, 2025, the Company’s consolidated long-lived assets were located primarily in the United States and consolidated revenue was primarily generated within the United States for the three and six months ended June 30, 2026 and 2025, with immaterial assets and revenues associated with international operations.

The table below identifies the Company’s significant segment expenses regularly provided to the chief operating decision maker that are included in reported segment profit or loss, which is consolidated net income, for the three and six months ended June 30, 2026 and 2025 (in thousands):

		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
		2026	2025	2026	2025
Automotive aftermarket parts segment:
Sales		$4,892,013	$4,525,058	$9,452,552	$8,661,982
Cost of goods sold, including warehouse and distribution expenses		2,375,273	2,198,520	4,588,601	4,213,959
Gross profit		2,516,740	2,326,538	4,863,951	4,448,023
Less:	Team Member compensation expense (1)	954,573	895,688	1,882,465	1,759,232
	Rent expense (2)	122,390	115,090	242,246	228,250
	Depreciation and amortization expense	111,148	101,492	220,190	200,502
	Advertising expense	27,753	24,894	50,032	44,828
	Other segment items (3)	306,930	270,582	632,238	554,504
	Interest expense	69,871	57,337	132,616	114,901
	Provision for income taxes	209,011	192,860	384,919	338,726
Consolidated net income		$715,064	$668,595	$1,319,245	$1,207,080
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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction, and other operating decisions and activities.  As of June 30, 2026, the Company had invested in five unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.

The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $11.0 million as of June 30, 2026, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025.  The Company recorded an increase in fair value related to its marketable securities in the amount of $6.6 million and $4.0 million for the three months ended June 30, 2026 and 2025, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded an increase in fair value related to its marketable securities in the amount of $5.8 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of June 30, 2026, and December 31, 2025 (in thousands):

June 30, 2026
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$70,938	$—	$—	$70,938

December 31, 2025
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$67,840	$—	$—	$67,840

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of June 30, 2026, and December 31, 2025, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair Value of Financial Instruments:

The carrying amounts of the Company’s senior notes, unsecured revolving credit facility borrowings, and commercial paper program borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of June 30, 2026, and December 31, 2025, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$5,671,630	$5,599,366	$5,327,587	$5,308,675

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

NOTE 5 – LEASES

The Company leases certain office space, retail stores, distribution centers, and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three and six months ended June 30, 2026 and 2025, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$118,090	$114,271	$236,803	$225,470
Short-term operating lease cost	4,535	2,105	6,521	4,884
Variable operating lease cost	33,627	32,249	66,258	64,974
Sublease income	(972)	(1,025)	(1,980)	(2,272)
Total lease cost	$155,280	$147,600	$307,602	$293,056

The following table summarizes other lease-related information for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$235,202	$221,991
Right-of-use assets obtained in exchange for new operating lease liabilities	269,406	221,591

NOTE 6 – SUPPLIER FINANCE PROGRAM

The Company has established and maintains supplier finance programs with certain third-party financial institutions, which allow participating merchandise suppliers to voluntarily elect to assign the Company’s payment obligations due to these merchandise suppliers to one of the designated third-party institutions.  Under these supplier finance programs, the Company has agreed to pay the third-party financial institutions the stated amount of confirmed merchandise supplier invoices on the original maturity dates of the invoices, which are generally for a term of one year.  The Company does not have any assets pledged as security or other forms of guarantees for the committed payment to the third-party financial institutions.  As of June 30, 2026, and December 31, 2025, the Company had obligations outstanding under these programs for invoices that were confirmed as valid to the third-party financial institutions each in the amount of $5.1 billion, which were included as a component of “Accounts payable” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 7 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Commercial paper program, weighted-average variable interest rate of 4.065% as of June 30, 2026 and 3.979% as of December 31, 2025	1,345,000	690,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	—	500,000
5.750% Senior Notes due 2026, effective interest rate of 5.767%	750,000	750,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	850,000
5.000% Senior Notes due 2034, effective interest rate of 5.028%	500,000	500,000
5.100% Senior Notes due 2036, effective interest rate of 5.140%	850,000	—
Total principal amount of debt	7,045,000	6,040,000
Less: Unamortized discount and debt issuance costs	30,457	23,096
Total long-term debt	$7,014,543	$6,016,904

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

As of June 30, 2026, and December 31, 2025, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability, and other insurance policies, under the Credit Agreement in the amount of $5.2 million and $5.3 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of these outstanding letters of credit have a one-year term from the date of issuance.  As of June 30, 2026, and December 31, 2025, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted Term SOFR Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of June 30, 2026, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Term Benchmark Revolving Loans was 0.900%, and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest, and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent, and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights, and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement, and litigation from lenders.  As of June 30, 2026, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of June 30, 2026, and December 31, 2025, the Company had additional outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability, and other insurance policies, in the amount of $192.6 million and $150.4 million, respectively.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Commercial Paper Program:

On August 9, 2023, the Company established a commercial paper program (the “Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $2.25 billion.  The Notes will have maturities of up to 397 days from the date of issue.  The Notes rank at least pari passu with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company plans to use its Revolving Credit Facility as a liquidity backstop for the repayment of Notes outstanding under the Program.  The Notes issued under the Program were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025, as the Company has the ability and intent to refinance these Notes on a long-term basis.

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

As of June 30, 2026, the Company has issued and outstanding a cumulative $5.7 billion aggregate principal amount of unsecured senior notes, which are due between 2026 and 2036, with UMB Bank, N.A. and U.S. Bank Trust Company, National Association as trustees.  Interest on the senior notes, ranging from 1.750% to 5.750%, is payable semi-annually and is computed on the basis of a 360-day year.  The $750 million aggregate principal amount of unsecured 5.750% Senior Notes due 2026 were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2026, as the Company has the ability and intent to refinance these notes on a long-term basis.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of June 30, 2026.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the six months ended June 30, 2026 (in thousands):

Warranty liabilities, balance at December 31, 2025	$146,279
Warranty claims	(131,345)
Warranty accruals	143,656
Foreign currency translation	17
Warranty liabilities, balance at June 30, 2026	$158,607

NOTE 9 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements, and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend, or terminate the share repurchase program at any time, without prior notice.  As announced on November 22, 2024, November 18, 2025, and June 1, 2026, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $2.0 billion, resulting in a cumulative authorization amount of $31.8 billion.  The additional authorizations are effective for three years, beginning on their respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Shares repurchased	16,702	6,804	26,684	13,273
Average price per share	$90.40	$90.71	$91.17	$88.65
Total investment	$1,509,908	$617,184	$2,432,756	$1,176,612

As of June 30, 2026, the Company had $2.0 billion remaining under its share repurchase authorization.  Excise tax on shares repurchased, assessed at one percent of the fair market value of shares repurchased, was $24.3 million for the six months ended June 30, 2026.

Subsequent to the end of the second quarter and through August 7, 2026, the Company repurchased 7.6 million additional shares of its common stock under its share repurchase program, at an average price of $87.01, for a total investment of $658.5 million.  The Company has repurchased a total of 1.5 billion shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through August 7, 2026, at an average price of $20.33, for a total aggregate investment of $30.4 billion.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive income, balance at March 31, 2026	$25,260	$25,260
Change in accumulated other comprehensive income	10,312	10,312
Accumulated other comprehensive income, balance at June 30, 2026	$35,572	$35,572

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive income, balance at December 31, 2025	$26,754	$26,754
Change in accumulated other comprehensive income	8,818	8,818
Accumulated other comprehensive income, balance at June 30, 2026	$35,572	$35,572

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive loss, balance at March 31, 2025	$(36,835)	$(36,835)
Change in accumulated other comprehensive income	45,400	45,400
Accumulated other comprehensive income, balance at June 30, 2025	$8,565	$8,565

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive loss, balance at December 31, 2024	$(42,813)	$(42,813)
Change in accumulated other comprehensive income	51,378	51,378
Accumulated other comprehensive income, balance at June 30, 2025	$8,565	$8,565
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 11 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales to do-it-yourself customers	$2,336,858	$2,228,566	$4,526,990	$4,280,425
Sales to professional service provider customers	2,469,582	2,195,840	4,760,366	4,194,433
Other sales and sales adjustments	85,573	100,652	165,196	187,124
Total sales	$4,892,013	$4,525,058	$9,452,552	$8,661,982

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

The table below identifies stock option activity under these plans during the six months ended June 30, 2026 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2025	8,184	$44.70
Granted	817	93.53
Exercised	(725)	30.66
Forfeited or expired	(107)	75.21
Outstanding at June 30, 2026	8,169	$50.42
Exercisable at June 30, 2026	5,797	$37.68

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility, and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the six months ended June 30, 2026 and 2025:

	June 30,
	2026		2025
Risk free interest rate	4.04%		4.24%
Expected life	6.8	Years	6.7	Years
Expected volatility	25.7%		26.9%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Compensation expense for stock options awarded	$6,833	$8,732	$13,747	$15,630
Income tax benefit from compensation expense related to stock options	1,715	2,170	3,450	3,884

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026, was $34.50, compared to $33.31 for the six months ended June 30, 2025.  The remaining unrecognized compensation expense related to unvested stock option awards at June 30, 2026, was $55.8 million, and the weighted-average period of time over which this cost will be recognized is 2.8 years.

Other Share-Based Compensation Plans:

The Company sponsors other share-based compensation plans:  incentive plans that provide for the awarding of shares of restricted stock and stock appreciation rights and an employee stock purchase plan (the “ESPP”), which permits eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value.  The Company recorded compensation expense for these other share-based compensation plans in the amount of $1.7 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded compensation expense for these other share-based compensation plans in the amount of $3.5 million and $4.5 million for the six months ended June 30, 2026 and 2025, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Benefit Plans:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code.  The Company expensed matching contributions under these plans in the amount of $15.4 million and $14.3 million for the three months ended June 30, 2026 and 2025, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under these plans in the amount of $31.2 million and $28.3 million for the six months ended June 30, 2026 and 2025, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  See Note 4 for further information concerning the Company’s marketable securities held to fulfill its future unsecured obligations under the Deferred Compensation Plan.

NOTE 13 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator (basic and diluted):
Net income	$715,064	$668,595	$1,319,245	$1,207,080

Denominator:
Weighted-average common shares outstanding – basic	825,197	854,003	831,853	856,768
Effect of stock options (1)	3,678	4,437	3,808	4,600
Weighted-average common shares outstanding – assuming dilution	828,875	858,440	835,661	861,368

Earnings per share:
Earnings per share-basic	$0.87	$0.78	$1.59	$1.41
Earnings per share-assuming dilution	$0.86	$0.78	$1.58	$1.40

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	1,625	1,240	1,625	1,513
Weighted-average exercise price per share of antidilutive stock options (1)	$91.22	$82.24	$90.96	$78.64
(1)	See Note 12 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and six months ended June 30, 2026 and 2025, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

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

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the three and six months ended June 30, 2026 and 2025;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

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

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment, and accessories in the United States, Puerto Rico, Mexico, and Canada.  We are one of the largest North American automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our goal is to achieve growth in sales and profitability by capitalizing on our competitive advantages, such as our dual market strategy, superior customer service provided by well-trained and technically proficient Team Members, and strategic distribution and hub store network that provides same day and over-night inventory access for our stores to offer a broad selection of product offerings.  The successful execution of our growth strategy includes aggressively opening new stores, growing sales in existing stores, continually enhancing merchandising and store layouts, and implementing our Omnichannel initiatives.  As of June 30, 2026, we operated 6,541 stores in 48 U.S. states and Puerto Rico, 126 stores in Mexico, and 28 stores in Canada.

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

Number of Miles Driven

The number of total miles driven influences the demand for repair and maintenance products sold within the automotive aftermarket.  In the U.S., vehicles are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. increased 1.0% and 0.9% in 2024 and 2025, respectively, and year-to-date through May of 2026, miles driven have increased 0.8%.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Auto Care Association, the total number of U.S. registered vehicles increased 12.3% from 2015 to 2025, bringing the number of light vehicles on the road to 289 million by the end of 2025.  For the year ended December 31, 2025, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 16.0 million vehicles, and for 2026, the SAAR is estimated to be approximately 16.5 million vehicles, contributing to the continued growth in the total number of registered vehicles on the road.  From 2015 to 2025, U.S. vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.6% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased 11.3%, from 11.5 years in 2015 to 12.8 years in 2025.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from rising average new and used vehicle prices, as consumers are generally more willing to continue to invest in their current vehicle.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended June 30, 2026, increased $367 million, or 8%, to $4.89 billion from $4.53 billion for the same period one year ago.  Sales for the six months ended June 30, 2026, increased $791 million, or 9%, to $9.45 billion from $8.66 billion for the same period one year ago.  Comparable store sales increased 6.0% and 4.1% for the three months ended June 30, 2026 and 2025, respectively.  Comparable store sales increased 7.0% and 3.9% for the six months ended June 30, 2026 and 2025, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, and sales to Team Members.  Online sales for ship-to-home orders and pick-up-in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation. We opened 51 and 110 net, new stores during the three and six months ended June 30, 2026, respectively, compared to opening 67 and 105 net, new stores during the three and six months ended June 30, 2025, respectively.  We anticipate total new store growth to be 225 to 235 net, new store openings in 2026.

The increase in sales for the three months ended June 30, 2026, was primarily the result of the 6.0% increase in domestic comparable store sales and a $100 million increase in sales from new stores opened in 2025 and 2026 that are not considered comparable stores.  The increase in sales for the six months ended June 30, 2026, was primarily the result of the 7.0% increase in domestic comparable store sales and a $191 million increase in sales from new stores opened in 2025 and 2026 that are not considered comparable stores.  Our comparable store sales increases for the three and six months ended June 30, 2026, were driven by an increase in average ticket values for both professional service provider and DIY customers and an increase in transaction counts for professional service provider customers, partially offset by a decrease in transaction counts for DIY customers.  Average ticket values benefited from increases in average selling prices on a same-SKU basis, as compared to the same period in 2025.  Average ticket values continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.

See Note 11 “Revenue” to the Condensed Consolidated Financial Statements for further information concerning the Company’s sales.

Gross Profit:

Gross profit for the three months ended June 30, 2026, increased 8% to $2.52 billion (or 51.4% of sales) from $2.33 billion (or 51.4% of sales) for the same period one year ago.  Gross profit for the six months ended June 30, 2026, increased 9% to $4.86 billion (or 51.5% of sales) from $4.45 billion (or 51.4% of sales) for the same period one year ago.  The increases in gross profit dollars for the three and six months ended June 30, 2026, were primarily the result of the increase in comparable store sales at existing stores and sales from new stores.  The increases in gross profit as a percentage of sales for the three and six months ended June 30, 2026, were primarily due to improved acquisition costs and distribution operating efficiencies, partially offset by a greater percentage of our total sales mix being generated from professional service provider customers, which carry a lower gross margin percentage than DIY sales.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2026, increased 8% to $1.53 billion (or 31.3% of sales) from $1.41 billion (or 31.2% of sales) for the same period one year ago.  SG&A for the six months ended June 30, 2026, increased 9% to $3.04 billion (or 32.1% of sales) from $2.79 billion (or 32.2% of sales) for the same period one year ago.  The increases in total SG&A dollars for the three and six months ended June 30, 2026, were primarily the result of additional Team Members and operating expenses to support our increased sales and store count.  The increase in SG&A as a percentage of sales for the three months ended June 30, 2026, was principally due to inflationary pressure in costs and higher costs relating to medical and casualty insurance programs, partially offset by leverage of store operating costs on strong comparable store sales.  The decrease in SG&A as a percentage of sales for the six months ended June 30, 2026, was principally due to leverage of store operating costs on strong comparable store sales, partially offset by inflationary pressure in costs and higher costs relating to medical and casualty insurance programs.

Operating Income:

As a result of the impact discussed above, operating income for the three months ended June 30, 2026, increased 8% to $986 million (or 20.2% of sales), from $914 million (or 20.2% of sales) for the same period one year ago.  As a result of the impacts discussed above, operating income for the six months ended June 30, 2026, increased 10% to $1.83 billion (or 19.3% of sales) from $1.66 billion (or 19.1% of sales) for the same period one year ago.

Other Income and Expense:

Total other expense for the three months ended June 30, 2026, increased 16% to $62 million (or 1.3% of sales) from $53 million (or 1.2% of sales) for the same period one year ago.  Total other expense for the six months ended June 30, 2026, increased 12% to $123 million (or 1.3% of sales) from $110 million (or 1.3% of sales) for the same period one year ago.  The increases in total other expense for the three and six months ended June 30, 2026, were the result of increased interest expense on higher average outstanding borrowings.

Income Taxes:

Our provision for income taxes for the three months ended June 30, 2026, increased 8% to $209 million (22.6% effective tax rate) from $193 million (22.4% effective tax rate) for the same period one year ago.  Our provision for income taxes for the six months ended June 30, 2026, increased 14% to $385 million (22.6% effective tax rate) from $339 million (21.9% effective tax rate) for the same period one year ago.  The increases in our provision for income taxes for the three and six months ended June 30, 2026, were the result of the higher taxable income and lower excess tax benefits from share-based compensation.  The increases in our effective tax rate for the three and six months ended June 30, 2026, were primarily the result of lower excess tax benefits from share-based compensation.

Net Income:

As a result of the impacts discussed above, net income for the three months ended June 30, 2026, increased 7% to $715 million (or 14.6% of sales) from $669 million (or 14.8% of sales) for the same period one year ago.  As a result of the impacts discussed above, net income for the six months ended June 30, 2026, increased 9% to $1.32 billion (or 14.0% of sales) from $1.21 billion (or 13.9% of sales) for the same period one year ago.

Earnings Per Share:

Our diluted earnings per common share for the three months ended June 30, 2026, increased 10% to $0.86 on 829 million shares from $0.78 on 858 million shares for the same period one year ago.  Our diluted earnings per common share for the six months ended June 30, 2026, increased 13% to $1.58 on 836 million shares from $1.40 on 861 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended
	June 30,
Liquidity:	2026	2025
Total cash provided by/(used in):
Operating activities	$2,039,412	$1,511,966
Investing activities	(549,675)	(594,998)
Financing activities	(1,421,650)	(850,815)
Effect of exchange rate changes on cash	301	2,215
Net increase in cash and cash equivalents	$68,388	$68,368

Capital expenditures	$552,050	$587,685
Free cash flow (1)	1,477,816	904,008
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period, if applicable. See page 21 for the reconciliation of the calculation of free cash flow.

Operating Activities:

The increase in net cash provided by operating activities during the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to the timing of payment for transferrable federal renewable energy tax credits and an increase in operating income, partially offset by a prepaid income taxes position at the end of the current period, versus an increase in a net taxes payable position for the same period in 2025.

Investing Activities:

The decrease in net cash used in investing activities during the six months ended June 30, 2026, compared to the same period in 2025, was the result of a decrease in capital expenditures, which was primarily attributable to the timing of store and distribution expansion and enhancement projects in the current period compared to the same period in 2025.

Financing Activities:

The increase in net cash used in financing activities during the six months ended June 30, 2026, compared to the same period in 2025, was attributable to an increase in repurchases of our common stock and the redemption of $500 million aggregate principal amount of senior notes, partially offset by the issuance of $850 million aggregate principal amount of senior notes in the current period and net borrowings on the Company’s commercial paper program.

Debt Instruments:

See Note 7 “Financing” to the Condensed Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit, commercial paper program, and unsecured senior notes.

Debt Covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of June 30, 2026, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.11 times and 6.02 times as of June 30, 2026 and 2025, respectively, and a consolidated leverage ratio of 2.07 times and 1.95 times as of June 30, 2026 and 2025, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended June 30, 2026 and 2025 (dollars in thousands):

		For the Twelve Months Ended
		June 30,
		2026	2025
GAAP net income		$2,650,374	$2,423,674
Add:	Interest expense	252,779	225,470
	Rent expense (1)	505,125	472,425
	Provision for income taxes	748,155	655,250
	Depreciation expense	533,595	480,914
	Amortization expense	4,119	5,252
	Non-cash share-based compensation	33,815	33,514
Non-GAAP EBITDAR		$4,727,962	$4,296,499

	Interest expense	$252,779	$225,470
	Capitalized interest	15,421	16,137
	Rent expense (1)	505,125	472,425
Total fixed charges		$773,325	$714,032

Consolidated fixed charge coverage ratio		6.11	6.02

GAAP debt		$7,014,543	$5,823,744
Add:	Stand-by letters of credit	197,809	162,289
	Unamortized discount and debt issuance costs	30,457	26,256
	Five-times rent expense	2,525,625	2,362,125
Non-GAAP adjusted debt		$9,768,434	$8,374,414

Consolidated leverage ratio		2.07	1.95
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended June 30, 2026 and 2025 (in thousands):

		For the Twelve Months Ended
		June 30,
		2026	2025
Total lease cost, per ASC 842		$606,667	$570,733
Less:	Variable non-contract operating lease components, related to property taxes and insurance	101,542	98,308
Rent expense		$505,125	$472,425

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the six months ended June 30, 2026 and 2025 (in thousands):

		For the Six Months Ended
		June 30,
		2026	2025
Cash provided by operating activities		$2,039,412	$1,511,966
Less:	Capital expenditures	552,050	587,685
	Excess tax benefit from share-based compensation payments	9,546	20,273
Free cash flow		$1,477,816	$904,008

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted Term SOFR Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of June 30, 2026, we had no outstanding borrowings under our Revolving Credit Facility.

We are also subject to interest rate risk to the extent we issue short-term, unsecured commercial paper notes under our commercial paper program (the “Program”) with variable interest rates.  As of June 30, 2026, we had outstanding borrowings under the Program in the amount of $1.3 billion, at the weighted-average variable interest rate of 4.065%.  At this borrowing level, a 10% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $5.5 million.

Cash Equivalents Risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of June 30, 2026, our cash and cash equivalents totaled $262.2 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $594.7 million at June 30, 2026.  The period-end exchange rate of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 3.0% from December 31, 2025.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at June 30, 2026, would be approximately $54.1 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

We view our investments in Canadian subsidiaries as long-term.  The net asset exposure in the Canadian subsidiaries translated into U.S. dollars using the period-end exchange rates was $189.1 million at June 30, 2026.  The period-end exchange rate of the Canadian dollar, relative to the U.S. dollar, weakened by approximately 3.3% from December 31, 2025.  The potential loss in value of our net assets in the Canadian subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at June 30, 2026, would be approximately $17.2 million.  Any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Canadian subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2026, there have been no material changes to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the six months ended June 30, 2026.  The following table identifies all repurchases during the three months ended June 30, 2026, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
April 1, 2026, to April 30, 2026	3,646	$92.83	3,646	$1,137,582
May 1, 2026, to May 31, 2026	6,318	91.01	6,318	562,558
June 1, 2026, to June 30, 2026	6,738	88.52	6,738	$1,966,095
Total as of June 30, 2026	16,702	$90.40	16,702
(1)	The authorization under the share repurchase program that currently has capacity is scheduled to expire on June 1, 2029. No other share repurchase programs existed during the six months ended June 30, 2026. See Note 9 “Share Repurchase Program” to the Condensed Consolidated Financial Statements for further information on our share repurchases.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan Elections:

None of the Company’s Directors or Officers adopted, modified, or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement, as defined in Item 408(c) of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2026.

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

O’REILLY AUTOMOTIVE, INC.

August 7, 2026	/s/	Brad Beckham
Date	Brad Beckham
Chief Executive Officer
(Principal Executive Officer)

August 7, 2026	/s/	Jeremy A. Fletcher
Date	Jeremy A. Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)